Form 10-Q
period 1996-06-30
ADVANCED TECHNOLOGY MATERIALS INC /DE/
filed 1996-08-08
CIK 912841

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1996


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from __________ to  __________


Commission file Number: 0-22756


                     Advanced Technology Materials, Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                       06-1236302
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


    7 Commerce Drive, Danbury, CT                            06810
(Address of principal executive offices)                  (Zip Code)



                                 203-794-1100
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of July 26, 1996 was 8,741,160.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                     Advanced Technology Materials, Inc.
                          Consolidated Balance Sheet


                                                     June 30,       December 31,
                                                       1996             1995
                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $   4,329,949    $   3,609,265
  Marketable securities                             17,034,288       21,855,473
  Accounts receivable, net of allowance for doubtful
   accounts of $103,501 in 1996 and $93,491 in 1995  9,500,588        9,233,015
  Inventory                                          3,942,671        2,647,142
  Other                                                483,525          345,486
                                                   ------------   --------------
Total current assets                                35,291,021       37,690,381

Property and equipment, net                          7,294,577        5,575,343

Long-term investment                                 1,000,000        1,000,000
Goodwill and other intangibles                       5,368,164        5,532,216
                                                   ============   ==============
                                                   $48,953,762     $ 49,797,940
                                                   ============   ==============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   3,085,481    $   3,121,355
  Accrued expenses                                   4,467,796        2,994,482
  Notes payable                                        863,181        4,725,238
  Other                                                816,249          625,495
                                                   ------------   --------------
Total current liabilities                            9,232,707       11,466,570

Notes payable, less current portion                  5,480,235        5,257,155
Other long-term liabilities                            201,292          177,086


Stockholders' equity:
   Preferred stock, par value $.01:
   1,000,000 shares authorized; none issued
    and outstanding                                         -                -
Common stock, par value $.01: 15,000,000 shares
    authorized; issued 8,739,485 in 1996
     and 8,721,611 in 1995                              87,395           87,216
   Additional paid-in capital                       37,092,978       37,060,652
   Accumulated deficit                              (3,140,845)      (4,250,739)
                                                 --------------   --------------
Total stockholders' equity                          34,039,528       32,897,129
                                                 ==============   ==============
                                                  $ 48,953,762     $ 49,797,940
                                                 ==============   ==============

See accompanying notes.


                          Advanced Technology Materials, Inc.
                     Consolidated Statement of Operations
                                 (unaudited)

                                                  Three months ended June 30,
                                                     1996            1995
Revenues:
   Product revenues                               $10,164,431      $5,049,231
   Contract revenues                                2,211,758       2,136,006
                                                  ------------     -----------
Total revenues                                     12,376,189       7,185,237
Cost of revenues:
   Cost of product revenues                         4,358,087       2,275,280
   Cost of contract revenues                        1,895,822       1,808,186
                                                  ------------     -----------
Total cost of revenues                              6,253,909       4,083,466
                                                  ------------     -----------
Gross profit                                        6,122,280       3,101,771

Operating expenses:
  Research and development                          2,185,333         831,604
  Selling, general and administrative               3,344,420       2,066,650
                                                  ------------     -----------
                                                    5,529,753       2,898,254
                                                  ------------     -----------
Operating income                                      592,527         203,517

Interest income                                       271,658          90,179
Interest expense                                     (140,163)        (52,523)
                                                  ------------     -----------
Net income before taxes                               724,022         241,173

Income taxes                                           83,574          74,959
                                                  ------------     -----------
Net income                                        $   640,448     $   166,214
                                                  =============   ============

Net income per share                                   $0.07           $0.02
                                                  -------------   ------------

Weighted average shares outstanding                 9,413,062       7,695,682
                                                  =============   ============


See accompanying notes.


                     Advanced Technology Materials, Inc.
                     Consolidated Statement of Operations
                                 (unaudited)

                                                   Six months ended June 30,
                                                     1996            1995
Revenues:
   Product revenues                               $17,743,508      $9,039,808
   Contract revenues                                4,694,752       4,211,177
                                                  -----------      ----------
Total revenues                                     22,438,260      13,250,985

Cost of revenues:
   Cost of product revenues                         7,607,245       4,064,182
   Cost of contract revenues                        3,928,608       3,564,410
                                                  -----------      ----------
Total cost of revenues                             11,535,853       7,628,592
                                                  -----------      ----------
Gross profit                                       10,902,407       5,622,393

Operating expenses:
  Research and development                          4,048,215       1,747,769
  Selling, general, and administrative              5,919,948       3,893,253
                                                  -----------      ----------
                                                    9,968,163       5,641,022
                                                  -----------      ----------
Operating income (loss)                               934,244         (18,629)

Interest income                                       549,926         238,910
Interest expense                                     (262,702)        (85,852)
                                                  -----------      ----------
Income before taxes                                 1,221,468         134,429

Income taxes                                          111,574         125,919
                                                  -----------      ----------

Net income                                         $1,109,894       $   8,510
                                                  ===========      ==========

Net income per share                                   $0.12           $0.00
                                                 -----------       ----------

Weighted average shares outstanding                 9,364,302       7,647,494
                                                 ============      ==========


See accompanying notes.


                      Advanced Technology Materials, Inc.
                     Consolidated Statement of Cash Flows
                                 (unaudited)

                                                    Six months ended June 30,
                                                        1996          1995
Operating activities
Net income                                        $  1,109,894  $      8,510
Adjustments to reconcile net income to net cash
  provided (used)
   by operating activities:
   Depreciation and amortization                     1,039,977       678,283
   Stock option compensation                                 -        50,000
   Changes in operating assets and liabilities
      Increase in accounts receivable                 (267,573)     (696,322)
      Increase in inventory                         (1,295,529)     (389,597)
      Increase in other assets                        (210,579)     (312,149)
      Decrease in accounts payable                     (35,874)     (360,972)
      Increase (decrease) in accrued expenses        1,473,314        (2,684)
      Increase in other liabilities                    214,960       432,017
                                                  ------------- --------------
Total adjustments                                      918,696      (601,424)
                                                  ------------- --------------
Net cash provided (used) by operating activities     2,028,590      (592,914)
                                                  ------------- --------------

Investing activities
Capital expenditures                                (2,522,619)   (1,540,378)
Long term investment                                         -    (1,000,000)
Sale of marketable securities                        4,821,185     1,954,767
Other asset purchases                                        -      (300,000)
                                                  ------------- --------------
Net cash provided (used) by investing activities     2,298,566      (885,611)
                                                  ------------- --------------

Financing activities
Proceeds from issuance of notes payable                727,216     2,023,686
Principal payments on notes payable                 (4,366,193)     (420,418)
Proceeds from the exercise of stock options and         32,505        46,095
  warrants
                                                  ------------- --------------
Net cash (used) provided by financing activities    (3,606,472)    1,649,363
                                                  ------------- --------------

Net increase in cash and cash equivalents              720,684       170,838
Cash and cash equivalents, beginning
  of period                                          3,609,265     2,049,397
                                                  ============= ==============
Cash and cash equivalents, end of period            $4,329,949    $2,220,235
                                                  ============= ==============


See accompanying notes.



                     Advanced Technology Materials, Inc.
              Notes To Interim Consolidated Financial Statements
                                 (unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements of Advanced Technology Materials, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles.

In the opinion of the Company's management, the financial information contained herein has been prepared on the same basis as the audited Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1995, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.


2. Per Share Data

Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computation of earnings per share for all periods, unless their inclusion would be antidilutive.


3. Inventory

Inventory is comprised of the following:

                            June 30,       December 31,
                              1996            1995
                         --------------  ---------------
Raw materials            $ 3,514,858     $ 2,252,841
Work in process              767,023         614,069
Finished goods                35,217          59,291
                         --------------  ---------------
                           4,317,098       2,926,201

Obsolescence reserve        (374,427)       (279,059)
                         ==============  ===============
                         $ 3,942,671     $ 2,647,142
                         ==============  ===============


4. Income taxes

Income tax expense consists primarily of state taxes on the income generated by the Company's EcoSys subsidiary. The Company has adequate loss carryforwards and research and development tax credit carryforwards to offset any United States federal income tax liability for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
      ATMI was founded in 1986 and has generated revenues from both product sales and contract research. Product sales have been derived from the sale of point-of-use environmental equipment and specialty materials and delivery systems for the semiconductor industry, as well as royalties from the sale of certain products by third parties. A significant portion of the Company's revenues has been derived from contracts with United States government agencies. The programs in which ATMI participates may extend for several years, but are normally funded on an annual basis. There can be no assurance that the government will continue its commitment to programs to which ATMI's development projects are applicable or that the Company can compete successfully to obtain funding available pursuant to such programs.

      During 1995, ATMI acquired the Guardian Systems product line of thermal destruction units used in the point-of-use treatment of effluent in the semiconductor industry from Messer Griesheim Industries, Inc. This acquisition has broadened the product offerings and increased the business of the Company's EcoSys unit. In addition, the Company made several smaller acquisitions and investments to further expand its product mix and technology.

      ATMI has experienced substantial growth in revenues over the past several years, particularly in product sales. This was due in part to significant growth in the semiconductor industry over that period. Recent indicators have served to create a widely-held opinion that the semiconductor industry and, in particular the semiconductor equipment industry, will endure a period of slowed growth or perhaps contraction over the next six to eighteen months. This industry condition could have an adverse impact on ATMI, most notably within its EcoSys subsidiary. However, continued growth in other ATMI business units could help to offset the effects of such trends. Commercial backlog at the end of the second quarter of 1996 was approximately $6.8 million, compared with a backlog of $2.9 million at the end of the second quarter of 1995.



      The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Operations:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      1996      1995        1996      1995
Product revenues                       82.1%     70.3%       79.1%     68.2%
Contract revenues                      17.9      29.7        20.9      31.8
    Total revenues                    100.0     100.0       100.0     100.0

Cost of revenues                       50.5      56.8        51.4      57.6
Gross profit                           49.5      43.2        48.6      42.4

Operating expenses:
  Research and development             17.7      11.6        18.0      13.2
  Selling, general, and administrative 27.0      28.8        26.4      29.4
    Total operating expenses           44.7      40.4        44.4      42.6

Operating income (loss)                 4.8       2.8         4.2      (0.2)

Other income,net                        1.1       0.5         1.3       1.2

Income before taxes                     5.9       3.3         5.5       1.0

Income taxes                            0.7       1.0         0.5       1.0

Net income                              5.2%      2.3%        5.0%      0.0%




     The following tables set forth revenues, cost of revenues, and gross profit for products and contracts, as a percentage of each category:

                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                       1996      1995        1996      1995
Products:
Revenues                               100.0%    100.0%      100.0%    100.0%
  Cost of revenues                      42.9      45.1        42.9      45.0
Gross profit                            57.1%     54.9%       57.1%     55.0%

Contracts:
Revenues                               100.0%    100.0%      100.0%    100.0%
  Cost of revenues                      85.7      84.7        83.7      84.6
Gross profit                            14.3%     15.3%       16.3%     15.4%




Results of Operations
Three Months Ended June 30, 1996 and 1995.

      Revenues. Total revenues increased 72% to approximately $12,376,000 in the three months ended June 30, 1996 from approximately $7,185,000 in the same three month period in 1995. Product revenues increased 101% to approximately $10,164,000 in the three months ended June 30, 1996 from approximately $5,049,000 in the comparable period in 1995. The increases in product revenues resulted primarily from continued growth in sales of both effluent treatment systems by EcoSys and delivery systems and materials by NovaMOS as well as growth in royalty revenues from various third parties. Contract revenues increased 4% to approximately $2,212,000 in the quarter ended June 30, 1996 from approximately $2,136,000 in the same three month period in 1995.

      Gross Profit. Gross profit increased 97% to approximately $6,122,000 in the quarter ended June 30, 1996 from approximately $3,102,000 in the quarter ended June 30, 1995. Gross margin increased to 49% of revenues in the three month period in 1996 compared with 43% for the same period in 1995. Gross profit from product revenue increased 109% to approximately $5,806,000 in the quarter ended June 30, 1996 from approximately $2,774,000 in the quarter ended June 30, 1995. As a percentage of product revenues, gross margin increased to 57% in 1996 from 55% in 1995. The increase in 1996 resulted primarily from improved margins within the NovaMOS product lines and the proportional increase in royalty revenue to 8% of product revenues in 1996 from 3% in 1995.

      Gross profit on contract revenues decreased 4% to approximately $316,000 in the quarter ended June 30, 1996 from approximately $328,000 in the same quarter last year. As a percentage of contract revenues, gross margin decreased to 14% in the 1996 quarter from 15% in the 1995 quarter. The decrease reflects an increase in the proportion of contract revenues generated from negotiated contracts with reduced profit and fee arrangements.

      Research and Development Expenses. Research and development expenses increased 163% to approximately $2,185,000 in the second quarter of 1996 from approximately $832,000 in the second quarter of 1995. The increase in the 1996 quarter was principally due to a significant increase in new product development activity within EcoSys and technology development and intellectual property protection activity within NovaMOS. As a percentage of revenues, research and development expenses increased to 18% in the 1996 quarter from 12% in the 1995 quarter.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 62% to approximately $3,344,000 in the three months ended June 30, 1996 from approximately $2,067,000 in the same three month period in 1995. The increase in the 1996 quarter was primarily due to an increase in variable selling expenses, most notably commissions, which directly relate to increased product revenue. In addition, administrative expenses continue to increase in line with the continued overall growth of the Company. As a percentage of revenues, these expenses decreased to 27% of revenue in the second quarter of 1996 compared to 29% in the second quarter of 1995.

      Other Income, Net. Other income increased 245% to approximately $131,000 in the quarter ended June 30, 1996 from approximately $38,000 in the quarter ended June 30, 1995. The increase in the 1996 quarter related to interest earned on the Company's increased cash balances as a result of its October 1995 follow-on public offering. This was partially offset by an increase in interest expense on larger debt balances in 1996.

      Earning per Share. Earnings per share improved to $.07 for the second quarter of 1996 compared with a $.02 earnings per share in the second quarter of 1995. The 1996 earnings per share reflects the 22% increase in weighted average shares outstanding from approximately 7,696,000 in the second quarter of 1995 to approximately 9,413,000 in the second quarter of 1996. The share increase is primarily due to the October 1995 public offering of 1,600,000 shares of the Company's stock.




Six Months Ended June 30, 1996 and 1995.

      Revenues. Total revenues increased 69% to approximately $22,438,000 in the six months ended June 30, 1996 from approximately $13,251,000 in the same period in 1995. Product revenues increased 96% to approximately $17,744,000 in the six months ended June 30, 1996 from approximately $9,040,000 in the comparable period in 1995. This increase resulted from growth in sales of EcoSys product lines including the recently acquired Guardian products, increased market acceptance of the NovaMOS delivery systems and materials and well as increased royalty revenue. Contract revenues increased 11% to approximately $4,695,000 in the six months ended June 30, 1996 from approximately $4,211,000 in the same period in 1995. The growth in 1996 was from a general increase in the government funding of the Company's contract research activities.

      Gross Profit. Gross profit increased 94% to approximately $10,902,000 in the six months ended June 30, 1996 from approximately $5,622,000 in the six months ended June 30, 1995. Gross margin increased to 49% of revenues in the first half of 1996 from 42% of revenues in the first half of 1995. As a percentage of product revenues, gross margin increased to 57% in the 1996 period from 55% in the 1995 period primarily due to product mix and the proportional increase in royalty revenue to 8% of product revenues in 1996 from 3% in 1995. As a percentage of contract revenues, gross margin increased slightly to 16% in the first six months of 1996 from 15% in the first six months of 1995.

      Research and Development Expenses. Research and development expenses increased 132% to approximately $4,048,000 in the first six months of 1996 from approximately $1,748,000 in the first six months of 1995. The increase in 1996 resulted primarily from the increase in product development within EcoSys, and added research activities pertaining to the recently acquired Guardian and Epitronics businesses. Additionally, ATMI has and will continue to invest in the protection of its intellectual property. As a percentage of revenues, research and development expenses increased to 18% in the first half of 1996 from 13% in the first half of 1995.

      Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 52% to approximately $5,920,000 in the six months ended June 30, 1996 from approximately $3,893,000 in the same period in 1995. The increase in 1996 related primarily to selling costs directly linked to increased product shipments, increases in marketing and sales staff and increased administrative expenses related to the newly acquired businesses. As a percentage of revenues, these expenses decreased to 26% in the first half of 1996 from 29% in the comparable period in 1995.

      Other Income, Net. Other income increased 88% to approximately $287,000 in the six months ended June 30, 1996 from approximately $153,000 in the six months ended June 30, 1995. The increase in the 1996 period is a direct result of increased cash balances derived from the follow on public offering in October 1995, partially offset by higher interest expense due to increases in debt balances.

      Earning per Share. Earnings per share improved to $.12 for the first half of 1996 compared with a $.00 earnings per share in the first half of 1995. The 1996 earnings per share reflects the 22% increase in weighted average shares outstanding from approximately 7,647,000 in the first half of 1995 to approximately 9,364,000 in the first half of 1996. The share increase is primarily due to the October 1995 public offering of 1,600,000 shares of the Company's stock.


Liquidity and Capital Resources

      For the six months ended June 30, 1996, operations generated cash of approximately $2,029,000 compared to the use of approximately $593,000 for the comparable 1995 period. A substantial increase in net income to approximately $1,110,000 in 1996 compared to $8,000 in 1995 is the principle cause for the increase in cash generation from operations. Increases in non-cash expenses, such as depreciation, and fluctuations in working capital further enhanced the cash provided by operations in the first six months of 1996.

      For the six month period ended June 30, 1996, investing activities generated approximately $2,299,000 in cash compared with the use of approximately $886,000 in the six months ended June 30, 1995. Investing activities in the 1996 period generated cash through the sale of approximately $4,821,000 in marketable securities, offset by capital expenditures of approximately $2,523,000. These capital expenditures related primarily to expansion of manufacturing and laboratory capacity in the Company's Danbury facility. In the 1995 period, the Company incurred approximately $1,540,000 in capital expenditures, primarily leasehold improvements, and sold approximately $1,955,000 of marketable securities. Additionally, in 1995 ATMI made a long term investment of $1,000,000 in Candescent Technologies Corporation, formerly known as Silicon Video Corporation.

      The Company used approximately $3,606,000 of cash in financing activities during the six months ended June 30, 1996 compared with the generation of approximately $1,649,000 for the same period in 1995. Debt payments of approximately $4,366,000 during the 1996 period included a the repayment of a $4 million promissory note relating to the acquisition of the Guardian Systems product line. The Company incurred new debt of approximately $727,000 in the first six months of 1996 including $500,000 from an agency of the State of Connecticut and advances under the Company's equipment line of credit. For the same period in 1995, the Company received a $1.3 million loan from an agency of the State of Connecticut and approximately $724,000 in advances under the Company's equipment line of credit, partially offset by approximately $420,000 in payments on all notes payable.

      ATMI believes the combination of existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 1997. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. There are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transaction may affect ATMI's future capital needs.

Safe Harbor Statement

      Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those concerning the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities, all involve risk and uncertainties. Actual results may differ materially from forward looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, or technological change affecting the Company's core thin film competencies.



PART II- OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of the Company was held on May 22, 1996. At the Annual Meeting, the stockholders elected the Board of Directors consisting of the following persons: Dr. Eugene G. Banucci, Dr. Duncan W. Brown, Mr. Mark A. Adley, Mr. Robert S. Hillas, Dr. John A. Armstrong, Mr. Gary A. Andersen, and Mr. Stephen H. Mahle. Mr. Adley, Dr. Banucci, and Mr. Hillas each received 7,752,095 votes for and 52,759 against. Dr. Brown received 7,751,995 votes for and 52,859 against. Mr. Andersen and Dr. Armstrong each received 7,751,695 votes for and 53,159 against, and Mr. Mahle received 7,748,995 for and 55,859 against. The stockholders also ratified the appointment by the Board of Directors of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. There were 7,744,094 votes for, 6,650 votes against and 19,110 abstentions as to such ratification.

Item 6.     Exhibits and Reports on Form 8-K.

     a. Exhibits.

11.01 Statement re: computation of per share earnings (Filed  herewith)
27.01 Financial Data Schedule (Filed  herewith)

     b.  Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Advanced Technology Materials, Inc.

August 8, 1996

                                      By    /S/ Eugene G. Banucci
                                            -------------------------
                                            Eugene G. Banucci, Ph.D.,
                                            President, Chief Executive
                                            Officer, Chairman of the Board
                                            and Director


                                      By    /S/ Daniel P. Sharkey
                                            -------------------------
                                            Daniel P. Sharkey, Vice President,
                                            Chief Financial Officer and
                                            Treasurer (Chief Accounting Officer)