Form 10-Q
period 1996-09-30
ADVANCED TECHNOLOGY MATERIALS INC /DE/
filed 1996-11-12
CIK 912841

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [X] Quarterly Report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 8,754,810.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       Advanced Technology Materials, Inc.
                           Consolidated Balance Sheet

                                                  September 30,     December 31,
                                                     1996              1995
                                                     ----              ----
                                                  (unaudited)
Assets
Current assets:
   Cash and cash equivalents                     $  4,449,217     $  3,609,265
   Marketable securities                           16,860,651       21,855,473
   Accounts receivable, net of allowance for
     doubtful accounts of $123,501 in 1996 and
     $93,491 in 1995                               10,450,503        9,233,015
   Inventory                                        4,169,377        2,647,142
   Other                                              429,460          345,486
                                                      -------          -------
Total current assets                               36,359,208       37,690,381

Property and equipment, net                         7,425,404        5,575,343

Long-term investment                                1,000,000        1,000,000
Goodwill and other intangibles                      5,252,925        5,532,216
                                                    ---------        ---------
                                                 $ 50,037,537     $ 49,797,940
                                                 ============     ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $  3,111,758     $  3,121,355
   Accrued expenses                                 4,739,541        2,994,482
   Notes payable                                      810,787        4,725,238
   Other                                              860,900          625,495
                                                      -------          -------
Total current liabilities                           9,522,986       11,466,570

Notes payable, less current portion                 5,318,848        5,257,155
Other long-term liabilities                           175,243          177,086
Stockholders' equity:
  Preferred stock, par value $.01:
   1,000,000 shares authorized; none
   issued and outstanding                                   -                -
  Common stock, par value $.01:
   15,000,000 shares authorized; issued
   8,747,710 in 1996 and 8,721,611 in 1995             87,477           87,216
Additional paid-in capital                         37,099,210       37,060,652
Accumulated deficit                                (2,166,227)      (4,250,739)
                                                   ----------       ----------
Total stockholders' equity                         35,020,460       32,897,129
                                                   ----------       ----------
                                                 $ 50,037,537     $ 49,797,940
                                                 ============     ============

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                              Three months ended September 30,
                                              --------------------------------
                                                    1996            1995
                                                    ----            ----
Revenues
  Product revenues                               $ 9,361,238      $ 5,784,638
  Contract revenues                                2,783,966        2,211,169
                                                   ---------        ---------
Total revenues                                    12,145,204        7,995,807
Cost of revenues:
  Cost of product revenues                         3,956,454        2,755,710
  Cost of contract revenues                        2,402,663        1,897,312
                                                   ---------        ---------
Total cost of revenues                             6,359,117        4,653,022
                                                   ---------        ---------
Gross profit                                       5,786,087        3,342,785

Operating expenses:
   Research and development                        1,648,901        1,067,140
   Selling, general, and administrative            3,224,417        2,106,283
                                                   ---------        ---------
                                                   4,873,318        3,173,423
                                                   ---------        ---------
Operating income                                     912,769          169,362

Interest income                                      276,851          137,852
Interest expense                                    (124,983)         (57,124)
                                                    --------          -------
Net income before taxes                            1,064,637          250,090

Income taxes                                          90,019           49,455
                                                      ------           ------
Net income                                        $  974,618       $  200,635
                                                  ==========       ==========

Net income per share                                   $0.10            $0.03
                                                       -----            -----
Weighted average shares outstanding                9,375,964        7,791,378
                                                   =========        =========

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                               Nine months ended September 30,
                                               -------------------------------
                                                    1996            1995
                                                    ----            ----
Revenues:
  Product revenues                               $27,104,746      $14,824,446
  Contract revenues                                7,478,717        6,422,345
                                                   ---------        ---------
Total revenues                                    34,583,463       21,246,791
Cost of revenues:
  Cost of product revenues                        11,563,699        6,819,892
  Cost of contract revenues                        6,331,271        5,461,722
                                                   ---------        ---------
Total cost of revenues                            17,894,970       12,281,614
                                                   ---------       ----------
Gross profit                                      16,688,493        8,965,177

Operating expenses:
  Research and development                         5,697,116        2,814,909
  Selling, general, and administrative             9,144,365        5,999,536
                                                   ---------        ---------
                                                  14,841,481        8,814,445
                                                   ---------        ---------
Operating income                                   1,847,012          150,732

Interest income                                      826,777          376,762
Interest expense                                    (387,684)        (142,975)
                                                    --------         --------
Income before taxes                                2,286,105          384,519
                                                   ---------          -------
Income taxes                                         201,593          175,374
                                                     -------          -------
Net income                                       $ 2,084,512      $   209,145
                                                 ===========      ===========

Net income per share                                   $0.22            $0.03
                                                       -----            -----
Weighted average shares outstanding                9,362,307        7,693,801
                                                   =========        =========

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     1996             1995
                                                     ----             ----
Operating activities
 Net income                                      $ 2,084,512      $   209,145
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                   1,745,116        1,037,685
   Stock option compensation                               -           50,000
   Changes in operating assets and liabilities
      Increase in accounts receivable             (1,217,488)      (1,295,184)
      (Increase) decrease in inventory            (1,522,235)          82,555
      Increase in other assets                      (156,514)        (418,475)
      (Decrease) increase in accounts payable         (9,597)         244,536
      Increase in accrued expenses                 1,745,059          117,543
      Increase in other liabilities                  233,562          397,443
                                                     -------          -------
Total adjustments                                    817,903          216,103
                                                     -------          -------
Net cash provided by operating activities          2,902,415          425,248
                                                    ---------         -------
Investing activities
Capital expenditures                              (3,243,346)      (2,416,629)
Long term investment                                       -       (1,000,000)
Sale of marketable securities                      4,994,822        2,173,724
Other asset purchases                                      -         (300,000)
                                                   ---------         --------
Net cash provided (used) by investing activities   1,751,476       (1,542,905)
                                                   ---------       ----------

Financing activities
Proceeds from issuance of notes payable              727,217        2,335,611
Principal payments on notes payable               (4,579,975)        (550,126)
Proceeds from the exercise of stock options           38,819           50,903
                                                      ------          ------
Net cash (used) provided by financing activities  (3,813,939)       1,836,388
                                                  ----------        ---------
Net increase in cash and cash equivalents            839,952          718,731
Cash and cash equivalents, beginning
 of period                                         3,609,265        2,049,397
                                                   ---------        ---------
Cash and cash equivalents, end of period        $  4,449,217      $ 2,768,128
                                                ============      ===========

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


3. Inventory

Inventory is comprised of the following:

                                  September 30,         December 31,
                                      1996                  1995
                                --------------        ---------------
Raw materials                   $ 3,715,775           $ 2,252,841
Work in process                     818,789               614,069
Finished goods                       28,847                59,291
                                     ------                ------
                                  4,563,411             2,926,201

Obsolescence reserve               (394,034)             (279,059)
                                   --------              --------
                                $ 4,169,377           $ 2,647,142
                                ===========           ===========


4. Income taxes

     Income tax expense consists primarily of state taxes arising due to the Company's unitary tax filing status in California and Arizona. The Company has adequate loss carryforwards and research and development tax credit carryforwards to offset any United States federal income tax liability and other state tax liabilities for the periods presented.

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

     ATMI has experienced substantial growth in revenues over the past several years, particularly in product sales. This was due in part to significant growth in the semiconductor industry over that period. Recent indicators have served to create a widely-held opinion that the semiconductor industry and, in particular the semiconductor equipment industry, will endure a period of slowed growth or perhaps contraction over the next six to twelve months. This industry condition could have an adverse impact on ATMI, most notably within its EcoSys subsidiary. However, continued growth in other ATMI business units could help to offset the effects of such trends. Commercial backlog at the end of the third quarter of 1996 was approximately $4.8 million, compared with a backlog of $1.5 million at the end of the third quarter of 1995.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Operations:

                                          Three Months       Nine Months
                                             Ended             Ended
                                             -----             -----
                                          September 30,     September 30,
                                          -------------     -------------
                                          1996     1995     1996     1995
                                         -----    -----    -----    -----
Product revenues                          77.1%    72.3%    78.4%    69.8%
Contract revenues                         22.9     27.7     21.6     30.2
                                          ----     ----     ----     ----
     Total revenues                      100.0    100.0    100.0    100.0

Cost of revenues                          52.4     58.2     51.8     57.8
                                          ----     ----     ----     ----
Gross profit                              47.6     41.8     48.2     42.2
Operating expenses:
     Research and development             13.6     13.3     16.5     13.2
     Selling, general, & administrative   26.5     26.4     26.4     28.3
                                          ----     ----     ----     ----
         Total operating expenses         40.1     39.7     42.9     41.5
                                          ----     ----     ----     ----
Operating income                           7.5      2.1      5.3      0.7
Other income, net                          1.3      1.0      1.3      1.1
                                           ---      ---      ---      ---
Income before taxes                        8.8      3.1      6.6      1.8
Income taxes                                .8      0.6      0.6      0.8
                                            --      ---      ---      ---
Net income                                 8.0%     2.5%     6.0%     1.0%



     The following tables set forth revenues, cost of revenues, and gross profit for products and contracts, as a percentage of each category:

                                            Three Months       Nine Months
                                                Ended             Ended
                                                -----             -----
                                            September 30,     September 30,
                                            -------------     -------------
                                            1996     1995     1996     1995
                                            ----     ----     ----     ----
Products:
  Revenues                                  100.0%   100.0%   100.0%   100.0%
  Cost of revenues                           42.3     47.6     42.7     46.0
                                             ----     ----     ----     ----
Gross  profit                                57.7%    52.4%    57.3%    54.0%

Contracts:
  Revenues                                  100.0%   100.0%   100.0%   100.0%
  Cost of revenues                           86.3     85.8     84.7     85.0
                                             ----     ----     ----     ----
Gross profit                                 13.7%    14.2%    15.3%    15.0%

Results of Operations
Three Months Ended September 30, 1996 and 1995.

 Revenues
     Total revenues increased 52% to approximately $12,145,000 in the three months ended September 30, 1996 from approximately $7,996,000 in the same three month period in 1995. Product revenues increased 62% to approximately $9,361,000 in the three months ended September 30, 1996 from approximately $5,785,000 in the comparable period in 1995. The increases in product revenues resulted primarily from continued growth in sales of effluent treatment systems by EcoSys and sales of specialty semiconductor wafers and materials through the Company's Epitronics subsidiary, as well as growth in royalty revenues generated from the increased market acceptance of the Company's SDS(TM) Gas Source product. Contract revenues increased 26% to approximately $2,784,000 in the quarter ended September 30, 1996 from approximately $2,211,000 in the same three month period in 1995.

 Gross Profit
     Gross profit increased 73% to approximately $5,786,000 in the quarter ended September 30, 1996 from approximately $3,343,000 in the quarter ended September 30, 1995. Gross margin increased to 48% of revenues in the three month period in 1996 compared with 42% for the same period in 1995. Gross profit from product revenue increased 78% to approximately $5,405,000 in the quarter ended September 30, 1996 from approximately $3,029,000 in the quarter ended September 30, 1995. As a percentage of product revenues, gross margin increased to 58% in 1996 from 52% in 1995. The increase in 1996 resulted primarily from improved margins within the EcoSys product lines due to the addition of the Guardian product, and the increase in royalty revenue to 14% of product revenues in 1996 from 6% in 1995.

     Gross profit on contract revenues increased 20% to approximately $381,000 in the quarter ended September 30, 1996 from approximately $314,000 in the same quarter last year. As a percentage of contract revenues, gross margin remained at 14% from the 1995 quarter to the 1996 quarter.

Research and Development Expenses
     Research and development expenses increased 55% to approximately $1,649,000 in the third quarter of 1996 from approximately $1,067,000 in the third quarter of 1995. The increase in the 1996 quarter was principally due to new product development within EcoSys and technology development and intellectual property protection activity within NovaMOS. As a percentage of revenues, research and development expenses increased to 14% in the 1996 quarter from 13% in the 1995 quarter.

Selling,  General, and Administrative Expenses
     Selling, general, and administrative expenses increased 53% to approximately $3,224,000 in the three months ended September 30, 1996 from approximately $2,106,000 in the same three month period in 1995. The increase in the 1996 quarter was primarily due to an increase in variable selling expenses, most notably commissions, which directly relate to increased product revenue. In addition, administrative expenses continue to increase in line with the continued overall growth of the Company. As a percentage of revenues, these expenses remained at 26% from the 1995 quarter to the 1996 quarter.

 Other Income, Net
     Other income increased 88% to approximately $152,000 in the quarter ended September 30, 1996 from approximately $81,000 in the quarter ended September 30, 1995. The increase in the 1996 quarter related to interest earned on the Company's increased cash balances as a result of its October 1995 follow-on public offering. This was partially offset by an increase in interest expense on larger debt balances in 1996.

 Earnings per Share
     Earnings per share improved to $.10 for the third quarter of 1996 compared with earnings per share of $.03 in the second quarter of 1995. The 1996 earnings per share reflects the 20% increase in weighted average shares outstanding from approximately 7,791,000 in the third quarter of 1995 to approximately 9,376,000 in the third quarter of 1996. The share increase is primarily due to the October 1995 public offering of 1,600,000 shares of the Company's stock.




Nine Months Ended September 30, 1996 and 1995.

 Revenues
     Total revenues increased 63% to approximately $34,583,000 in the nine months ended September 30, 1996 from approximately $21,247,000 in the same period in 1995. Product revenues increased 83% to approximately $27,105,000 in the nine months ended September 30, 1996 from approximately $14,824,000 in the comparable period in 1995. This increase resulted from growth in sales of EcoSys product lines including the recently acquired Guardian products, increased market acceptance of the NovaMOS delivery systems and materials, increased sales of semiconductor materials by Epitronics as well as substantial increases in royalty revenue. Contract revenues increased 16% to approximately $7,479,000 in the nine months ended September 30, 1996 from approximately $6,422,000 in the same period in 1995. The growth in 1996 was from a general increase in the government funding of the Company's contract research activities.

 Gross Profit
     Gross profit increased 86% to approximately $16,688,000 in the nine months ended September 30, 1996 from approximately $8,965,000 in the nine months ended September 30, 1995. Gross margin increased to 48% of revenues in the first nine months of 1996 from 42% of revenues in the first nine months of 1995. As a percentage of product revenues, gross margin increased to 57% in the 1996 period from 54% in the 1995 period primarily due to product mix and the increase in royalty revenue to 10% of product revenues in 1996 from 4% in 1995. As a percentage of contract revenues, gross margin remained at 15% from the first nine months of 1995 to the first nine months of 1996.

 Research and Development Expenses
     Research and development expenses increased 102% to approximately $5,697,000 in the first nine months of 1996 from approximately $2,815,000 in the first nine months of 1995. The increase in 1996 resulted primarily from the increase in product development within EcoSys, and added research activities pertaining to the recently acquired Guardian and Epitronics businesses. Additionally, ATMI has and will continue to invest in the protection of its intellectual property. As a percentage of revenues, research and development expenses increased to 16% in the first nine months of 1996 from 13% in the first nine months of 1995.

 Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased 52% to approximately $9,144,000 in the nine months ended September 30, 1996 from approximately $6,000,000 in the same period in 1995. The increase in 1996 related primarily to selling costs directly linked to increased product shipments, increases in marketing and sales staff, and increased administrative expenses related to the newly acquired businesses. As a percentage of revenues, these expenses decreased to 26% in the first nine months of 1996 from 28% in the comparable period in 1995.

 Other Income, Net
     Other income increased 88% to approximately $439,000 in the nine months ended September 30, 1996 from approximately $234,000 in the nine months ended September 30, 1995. The increase in the 1996 period is a direct result of increased cash balances derived from the follow-on public offering in October 1995, partially offset by higher interest expense due to increases in debt balances.

 Earnings per Share
     Earnings per share improved to $.22 for the first nine months of 1996 compared with earnings per share of $.03 in the first nine months of 1995. The 1996 earnings per share reflects the 22% increase in weighted average shares outstanding from approximately 7,694,000 in the first nine months of 1995 to approximately 9,362,000 in the first nine months of 1996. The share increase is primarily due to the October 1995 public offering of 1,600,000 shares of the Company's stock.



Liquidity and Capital Resources

     For the nine months ended September 30, 1996, operations generated cash of approximately $2,902,000 compared to the generation of approximately $425,000 for the comparable 1995 period. A substantial increase in net income to approximately $2,085,000 in 1996 compared to $209,000 in 1995 was the principal cause for the increase in cash generation from operations. Increases in non-cash expenses, such as depreciation, and fluctuations in working capital further enhanced the cash provided by operations in the first nine months of 1996.

     For the nine month period ended September 30, 1996, investing activities generated approximately $1,751,000 in cash compared with the use of approximately $1,543,000 in the nine months ended September 30, 1995. Investing activities in the 1996 period generated cash through the sale of approximately $4,995,000 in marketable securities, offset by capital expenditures of approximately $3,243,000. These capital expenditures related primarily to expansion of manufacturing and laboratory capacity in the Company's Danbury facility. In the 1995 period, the Company incurred approximately $2,417,000 in capital expenditures, primarily leasehold improvements, and sold approximately $2,173,000 of marketable securities. Additionally, in 1995 ATMI made a long term investment of $1,000,000 in Candescent Technologies Corporation, formerly known as Silicon Video Corporation.

     The Company used approximately $3,814,000 of cash in financing activities during the nine months ended September 30, 1996 compared with the generation of approximately $1,836,000 for the same period in 1995. Debt payments of approximately $4,580,000 during the 1996 period included the payment of a $4 million promissory note related to the acquisition of the Guardian Systems product line. The Company incurred new debt of approximately $727,000 in the first nine months of 1996 including $500,000 from an agency of the State of Connecticut and advances under the Company's equipment line of credit. For the same period in 1995, the Company received a $1.3 million loan from an agency of the State of Connecticut and approximately $1,036,000 in advances under the Company's equipment line of credit, partially offset by approximately $550,000 in payments on all notes payable.

     ATMI believes the combination of existing cash balances, marketable securities, existing sources of liquidity, and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 1997. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. There are no present understandings, commitments, or agreements with respect to any such acquisition. However, any such transaction may affect ATMI's future capital needs.


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

PART II- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits.

Exhibit No.     Description
-----------     -----------
 11.01          Statement re: computation of earnings per share (Filed herewith)
 27.01          Financial Data Schedule (Filed herewith)


b. Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Advanced Technology Materials, Inc.
                                 -----------------------------------
                                                    November 9, 1996

                                 By  /S/ Eugene G. Banucci
                                 --------------------------------
                                 Eugene G. Banucci, Ph.D., President, Chief
                                  Executive Officer, Chairman of the Board and
                                  Director


                                 By  /S/  Daniel P. Sharkey
                                 --------------------------------
                                 Daniel P. Sharkey, Vice President, Chief
                                  Financial Officer and Treasurer (Chief
                                  Accounting Officer)