Form 10-K
period 1996-12-31
ADVANCED TECHNOLOGY MATERIALS INC /DE/
filed 1997-03-28
CIK 912841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file Number: 0-22756

                       Advanced Technology Materials, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     06-1236302
          --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Commerce Drive, Danbury, CT                            06810
-----------------------------                            -----
(Address of principal executive offices)               (Zip Code)

                                  203-794-1100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
     None                                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997, was approximately $158,750,510, based on the closing price of $19.00 per share.

     The number of shares outstanding of the registrant's common stock as of February 28, 1997 was 8,793,345.


                       ADVANCED TECHNOLOGY MATERIALS, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1996

                                TABLE OF CONTENTS


Part I                                                                     Page
------                                                                     ----
Item 1.         Business..................................................    3

Item 2.         Properties................................................   15

Item 3.         Legal Proceedings.........................................   15

Item 4.         Submission of Matters to a Vote of Security Holders.......   15

Part II
-------
Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   16

Item 6.         Selected Financial Data...................................   17

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   18

Item 8.         Financial Statements and Supplementary Data...............   22

Item 9.         Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................   22

Part III
--------
Item 10.        Directors and Executive Officers of the Registrant........   23

Item 11.        Executive Compensation....................................   25

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management............................................   28

Item 13.        Certain Relationships and Related Transactions............   29


Part IV
-------
Item 14.        Exhibits, Financial Statement Schedule, and Reports
                on Form 8-K...............................................   30

Index to Consolidated Financial Statements and Financial Statement Schedule F-1


Signatures..................................................................S-1


                                     PART I


Item 1.   Business.

     Advanced Technology Materials, Inc. ("ATMI" or the "Company") is a supplier of enabling materials, products, and technologies for the semiconductor industry. The Company's products are primarily based on proprietary and patented chemical vapor deposition ("CVD") technologies used for semiconductor thin film manufacture.

     ATMI's strategy is to use these technologies to develop products for high growth niche markets of the semiconductor industry and to sequentially introduce these products into these high growth markets with industry collaborators. Using its phased commercial introduction strategy, ATMI has been able to develop its CVD core technologies and establish businesses to support further commercialization of its new products.

     ATMI's enabling products and technologies include point-of-use environmental equipment, next-generation thin film materials and delivery systems, and high performance semiconductor devices based on wide bandgap and III-V materials.

     Semiconductor Industry Background

     The semiconductor industry achieved worldwide sales in 1995 of over $140 billion. While industry revenues decreased in 1996, the Company believes the decrease was primarily a result of a decline in memory chip prices, not a reduction in the number of semiconductor devices produced and shipped. Even during this downturn, the industry is adding substantial capacity to meet increasing demand for a multitude of end uses from personal computers to wireless communications.

     From a wafer substrate, usually made of silicon, a complex series of process steps creates semiconductor devices. Important process steps include deposition, patterning, and etching. During deposition, several layers of conducting, semi-conducting, or insulating thin films are formed on a wafer. Controlling the deposition of these films is vital to the ultimate performance of an individual device.

     There are two principal methods of film deposition. One, physical vapor deposition ("PVD") is now primarily used for depositing conductive metal layers. The other, CVD, is used for depositing semiconducting and insulating thin films as well as some conductors. In the CVD process, wafers are usually placed in a sophisticated reaction chamber, ready for the injection of a specially designed gas or vaporized liquid. Simultaneously, energy is added to the reactor resulting in thin film deposition on the surface of the wafer.

     The CVD process offers the following production advantages:
     * conformality--the ability to coat evenly, especially in holes and trenches designed into the device
     * purity
     * ability to coat over large areas
     * cost efficiency

     Thin film deposition technology is migrating to CVD for many films because of these advantages. This migration increased CVD equipment sales from $500 million in 1989 to over $1.5 billion in 1996. It also created rapid growth for suppliers of CVD equipment such as Applied Materials, Tokyo Electron, and Novellus Systems.

     ATMI's focus on developing high performance and ferroelectric thin film fabrication revolves around its core CVD technology. From that core technology development, ATMI introduces related commercial technologies serving existing silicon device fabrication needs. First is gas abatement technologies using ATMI's unique adsorbent materials. These adsorbents allow for nearly complete adsorption of the reactive gases flowing from a CVD reactor exhaust. ATMI also sells new commercial CVD raw materials that enable the manufacture of semiconducting thin films for use in next-generation silicon devices.

     ATMI Business Strategy

     ATMI was founded in 1986 to develop and commercialize products based on its core CVD technology. The Company has the following key strategies:

     Core Technology Development

     Proprietary and patented CVD thin film technology underlies ATMI's development and commercialization of new products. Its CVD technology is based on a multidisciplinary approach that draws upon the experience of ATMI's personnel in the areas of chemistry, physics, materials science and electrical engineering. ATMI dedicates significant resources to maintaining its expertise in CVD technology and protecting its intellectual property.

     Focus on High Growth Markets

     ATMI targets semiconductor market segments with growth rates expected to exceed the industry's overall growth rate. For example, ATMI believes that the market for point-of-use abatement equipment is growing at a rate in excess of the overall growth rate of the semiconductor equipment industry. In addition, the Company focuses on segments where technology-driven paradigm shifts are occurring or are enabled by the use of ATMI's core technologies. For example, the Company believes semiconductor manufacturers are moving strongly towards the use of new thin film materials, driven by device performance considerations.

     Phased Product Commercialization

     ATMI has a history of commercializing products using its core CVD technology. The Company's strategy is to focus initially on products with less technological complexity and capital risk and in later phases focus on products with a higher degree of sophistication and financial risk. In its first phase of commercialization, the Company introduced new products through its subsidiary, ATMI EcoSys Corporation ("EcoSys") (and its predecessor, Novapure), to abate CVD effluent streams. EcoSys is now a leader in the manufacture and sale of point-of-use environmental equipment to the semiconductor industry. In its second phase of commercialization, ATMI introduced several new materials and delivery systems through its NovaMOS division for use in the silicon semiconductor industry. In the third phase of commercialization, ATMI intends to use its core technology to manufacture and sell devices based on ferroelectric and other high performance semiconductor thin films. Certain of these third-phase products are now in development and are expected by ATMI to account for a significant portion of its long-term growth.

     Strategic Alliances

     ATMI has formed many strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. As it grows, ATMI expects to continue to accelerate product introductions through acquisitions and collaborations with customers, vendors and companies with significant capabilities outside of ATMI's current markets.

     Externally Funded Research and Development

     Developing new thin film processes and materials for complex electronic devices is very expensive. By entering into research contracts with federal government agencies, and with selected private industry collaborators, ATMI offsets a significant portion of its research and development costs. ATMI primarily solicits research contracts that provide opportunities to enhance its core technology base, or promote the commercial introduction of targeted products.

     ATMI Businesses

     ATMI  operates  three  primary  business  units:   EcoSys,   NovaMOS,   and
Epitronics.

     EcoSys, a wholly-owned subsidiary, manufactures and services environmental equipment for the semiconductor industry. ATMI believes EcoSys is a leader in the rapidly growing market for point-of-use abatement equipment.

     ATMI's NovaMOS division manufactures and sells CVD raw materials (source reagents) used to manufacture semiconducting thin films. ATMI believes NovaMOS is a leading provider of source reagents for next-generation silicon device manufacture.

     ATMI's Epitronics division, develops, manufactures, distributes, and sells advanced high performance substrates and thin films for the optoelectronic and wireless communications markets.

           EcoSys: Point of Use Semiconductor Environmental Equipment

     EcoSys  Market  Background
     Manufacturing semiconductors involves many processes with thin film deposition steps that use toxic or hazardous materials. These materials were once abated through large systems servicing multiple process effluent streams. Because of the many thin film processes used, the industry is migrating toward dedicated point-of-use environmental equipment for individual reactors and processes.

     Demand for environmental equipment reflects the dramatic growth in CVD processing. Only about a quarter of the original materials entering a CVD reactor end up deposited as a thin film. The rest, combined with by-products, becomes the effluent stream requiring abatement that must meet increasingly strict environmental, safety, and health regulations.

     Whole plant environmental systems become inefficient with multiple, different effluent streams. As process variations grow in the industry, so does the need for point-of-use environmental equipment. The Company believes the market for this type of point-of-use equipment exceeds $150 million per year and that the current growth rate exceeds that of the semiconductor equipment market.

     EcoSys Business  Background
     Currently ATMI's primary commercial business, generating about half of the Company's consolidated revenues, is EcoSys, which manufactures, sells, and services semiconductor environmental equipment.

     ATMI first entered this market in 1989 with the introduction of its Novapure(r) point-of-use dry chemical scrubber. This product was originally designed under contract to the Environmental Protection Agency ("EPA"). In 1991, this product and several others resulting from early stage research and development efforts at ATMI were contributed to Novapure, a joint venture with Millipore. In 1994, Novapure was dissolved, with ATMI retaining rights to the effluent treatment product line. Also in 1994, ATMI acquired Vector Technical Group, Inc. ("Vector"), a manufacturer of liquid and combustion point-of-use semiconductor environmental equipment, and merged it with its Novapure line of products to form EcoSys.

     In 1995, ATMI acquired the Guardian Systems product line of combustion point-of-use semiconductor environmental equipment to broaden its product offerings. ATMI believes EcoSys is the only company in the world offering all of the key technologies for effluent gas scrubbing to the semiconductor industry: dry chemical, liquid, flame oxidation and catalytic oxidation. As a result of this broad product line, ATMI believes EcoSys is a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. ATMI's strategy is to maximize EcoSys' market share through the continued development and acquisition of new semiconductor environmental products and services. The Company believes that this full line of semiconductor environmental products, coupled with a comprehensive service strategy, will allow for continued market penetration by its EcoSys business.

     Products
     EcoSys provides three major product lines. These products reduce consumption, offer new recycling techniques, and allow new waste treatment methods. Typical selling prices for these products range between $20,000 and $100,000 per unit.

     Dry  Chemical  Scrubbers
     Novapure(r) dry chemical scrubbers adsorb and concentrate hazardous effluent up to 20,000 times that of conventional effluent treatment methods. ATMI believes that EcoSys, through its unique and patented adsorption materials, is a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world.

     Liquid  Scrubbers
     Vector Technology(r) liquid scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector scrubbers recirculate scrubbing water, minimizing overall water use, and are highly effective in removing high particulate effluent.

     Oxidation Scrubbers
     Guardian(r) active oxidation scrubbers treat combustible materials. The Guardian product line, acquired at the end of 1995, is an industry standard designed for low cost of ownership. Next-generation systems operate on inexpensive methane fuel while achieving exceptional removal efficiencies. These combustion systems also abate certain global warming gases such as perfluorinated carbon compounds (PFCs), at high efficiency with near zero nitrous oxide generation.

     EcoSys  offers  other  developmental  environmental,   safety,  and  health
products to the semiconductor industry, including:

     Catalytic Oxidizers
     ReCAT(tm) catalytic oxidation scrubbers use proprietary catalysts to destroy volatile organic compounds ("VOCs"). VOCs come from the solvents used in applying photoresists and other organic materials during chip manufacture. The ReCAT product line adopts the EcoSys point-of-use approach to organic destruction, replacing the large plant-scale oxidizer systems most semiconductor companies use. It uses a fraction of the energy required by conventional systems, and has the potential to create a true point-of-use effluent treatment device.

     Emergency Release Scrubbers
     ATMI is marketing and continuing to develop effluent treatment systems for the capture of semiconductor process gases in emergency situations. Such situations might arise at the point of delivery of a gas to a reactor through gas cylinder rupture or similar catastrophic event.

     Vent Gas Scrubbers
     Cylinders of hazardous gases are typically used for the delivery of gases to reactors. Changing these cylinders causes small amounts of hazardous materials to be vented. EcoSys has developed a vent gas scrubber based on its dry scrubber technology for use in such applications. EcoSys is collaborating with Air Products Corporation in the development and current distribution of this product.

     Recycling
     EcoSys is investigating the potential for recycling the materials used in thin film deposition processes in the belief that recycling is ultimately preferred over destructive abatement. PFCs, as an example, are used in some wafer cleaning and etching processes. They are under strict environmental controls and production cutbacks, because they are suspected to deplete the ozone layer. With Praxair Corporation, EcoSys has developed a PFC recycling system that captures the gas and repurifies it for subsequent reuse. In 1996, the first unit was installed at a test site.

     Total Effluent Abatement Management
     EcoSys has expanded its product and service offerings in response to semiconductor companies' trend towards wanting their abatement supplier to provide a full range of abatement equipment and provide on-going management of their total effluent abatement needs. EcoSys has invested in organizational infrastructure to provide this capability and began to receive contracts for this service in 1996.

           NovaMOS-Next-Generation CVD Materials and Delivery Systems

     NovaMOS Market Background
     As semiconductor device capabilities in memory, logic and speed have expanded exponentially, circuit dimensions have correspondingly decreased. The Company believes that further reductions will require a change in the materials used for the many functional thin films required to store, transmit and switch electricity in the complex circuitry of semiconductor devices. For example, while existing memory and other very large scale integrated ("VLSI") circuits may be fabricated using standard silicon dioxide capacitor thin films, deficiencies in the electrical properties of ultra-thin silicon dioxide will limit its use in the extremely small dimensions of next-generation, ultra large scale integrated ("ULSI") devices. Alternate ("next-generation") capacitor materials, including tantalum oxide and barium titanate, are expected to be used in the fabrication of ULSI circuits, e.g. 256 Mb and 1 Gb dynamic random access memory chips ("DRAMs"). As these new materials are adopted, the Company believes that a strategy of collaborative development with a total systems approach will allow for significant penetration into the $350 million overall market for semiconductor thin film precursors.

     These next-generation materials will be manufactured primarily using CVD processes. Because many of the raw materials for these new thin films will not be available in gaseous form, the Company believes that a market is developing for liquid chemical precursors (specialty chemicals) that allow for the manufacture of next-generation thin films, as well as for equipment (delivery systems) that convert liquids to gases before entry into a CVD reactor. CVD raw materials are consumables, and demand for such materials generally tracks the number of silicon wafers that are used in semiconductor device manufacture ("wafer starts"), while demand for CVD equipment generally tracks investment in new plants.

     NovaMOS Business Background
     ATMI formed NovaMOS in February 1992 to serve markets for CVD semiconductor thin film manufacture. NovaMOS' two primary product lines are liquid chemical precursors and delivery systems.

     In August 1992, ATMI entered into an agreement with IBM, Texas Instruments and Micron Technology (the "Collaborating Group") to develop advanced thin film capacitor materials and CVD process technology delivery equipment for next-generation memory devices. This agreement focused on developing CVD process technology to fabricate ferroelectric thin films, such as barium strontium titanate, for high performance memory devices. Barium strontium titanate can store over 30 times more electrical charge than conventional thin films. Using this material should significantly reduce the manufacturing complexity of advanced memory devices. In April 1993, the Advanced Research Projects Agency ("ARPA") awarded a $5 million contract for the development of thin film materials technology to the Collaborating Group, with ATMI as prime contractor. The total cost of the program is approximately $15 million, approximately half of which will be borne by the Collaborating Group. In February 1994, Varian Associates joined the Collaborating Group, providing CVD manufacturing hardware.

     ATMI's ferroelectric thin film technology has also expanded to non-barium strontium titanate materials that have broad application in a variety of applications ranging from non-volatile memory devices to wireless components. This in turn has led ATMI to expand its device development effort to include these materials in the belief that these particular market segments may prove to be an attractive device market opportunity for the Company.

     Products
     NovaMOS generates approximately one-third of ATMI's consolidated revenues with approximately half of NovaMOS revenues coming from product sales. This division offers a bundled product line of materials, equipment, and process experience which represents a total solution to the controlled delivery of liquid precursors to CVD reactors.

     Safe Delivery Systems
     Historically, semiconductor process gases have only been available in high pressure cylinders that can create an immediate danger over a large area if inadvertently released. ATMI's Safe Delivery System ("SDS") reduces cylinder pressures below atmospheric levels. This allows controllable, on-demand release of certain semiconductor process gases. ATMI has a strategic alliance with Matheson Gas Products ("Matheson"), a subsidiary of Nippon Sanso, begun in January 1994, and renewed with amended provisions in 1996. Under a license from ATMI, Matheson markets and distributes the SDS product to specific semiconductor niche process applications.

     CVD Materials
     ATMI develops thin film precursors for semiconductor devices. NovaMOS manufactures and sells source reagents allowing CVD fabrication of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, bismuth strontium tantalate, and barium strontium titanate thin films. The Company believes these films will have broad application in advanced semiconductor devices. NovaMOS EpiGrade(r) source reagents sell at prices ranging from $2 to $200 per gram.

     Liquid Delivery Systems
     NovaMOS manufactures and sells its proprietary LDS and Sparta(tm) Liquid Delivery Systems. These vaporize liquid precursors before injection into CVD reactors. The liquid delivery systems' principal advantage is their ability to deliver multiple materials as well as handling thermally-sensitive next-generation materials with minimal decomposition. They are typically used for both conventional material thin film fabrication and advanced material deposition. NovaMOS is a supplier to the advanced dielectric, ferroelectric, barrier layer, and conductor thin film markets of the semiconductor industry. The liquid delivery systems sell at prices ranging from $35,000 to $200,000.


              Epitronics - Advanced Wafers and Thin Film Deposition

     Epitronics Market Background
     Demand for increased performance from semiconductor devices and the proliferation of optoelectronic devices are leading designers and process engineers to consider building electronic circuits and discrete devices from alternative semiconductors to silicon. Advances in semiconductor materials fabrication technologies are promoting device development based on materials such as the III-V semiconductors (including gallium arsenide, indium phosphide) and the wide bandgap semiconductors such as silicon carbide and gallium nitride.

     The III-V semiconductors are finding increasing use in three different markets: in wireless communication devices where high frequency performance is critical; in optoelectronic devices where the electronic structure of the III-V semiconductors allows energy efficient light generation; and in solar cells for satellite applications where efficient generation of electricity is critical.

     The wide bandgap semiconductors offer potential advantages in two areas; both silicon carbide and gallium nitride-based devices may have advantages in high power or high temperature operation while gallium nitride-based devices permit efficient generation of short wavelength light for use in blue LEDs and in blue laser diodes.

     Epitronics Business Background
     Through its Epitronics division, ATMI is manufacturing and selling advanced semiconductor substrates and epitaxial wafers. It is also establishing alliances and selectively developing devices for emerging market opportunities.

     Commercial introduction of wide bandgap semiconductor devices has been limited to date by several technological barriers, including the availability of single crystal substrates (wafers). The fabrication of fully operable high performance semiconductor devices, requires an appropriate wafer as a base to grow suitable thin film. The most appropriate substrate has the same crystal structure as the desired thin film. For silicon carbide, ATMI has proprietary technology to manufacture single crystal silicon carbide substrates and is developing technology for single crystal gallium nitride substrates. Epitronics has both silicon carbide and gallium nitride epitaxial thin film technology and has developed and continues to develop thin film fabrication technology that can be employed in other developmental high technology products, e. g., displays. ATMI recognizes that it may be important to develop or acquire additional technologies to meet the demand for high performance devices in its targeted market areas.

     In December, 1995, ATMI acquired Epitronics Corporation, a Phoenix, Arizona-based manufacturer of III-V semiconductor thin films for the wireless and optoelectronics markets. ATMI integrated the operations of Epitronics Corporation with its Diamond Electronics Division in 1996, under the recognized Epitronics name. Epitronics III-V semiconductor manufacturing is in Phoenix and its wide bandgap semiconductor manufacturing and R&D facilities are in Danbury.

     Epitronics Business Strategy

     Epitronics specializes in advanced compound semiconductors and focuses on materials. Its core technology is chemical vapor deposition, the growth of epitaxial thin films (epi) on semiconductor wafers with precisely controlled structural and electronic properties. Epitronics focuses on materials for rapidly growing markets in optoelectronics, wireless communications and power electronics and provides materials and device fabrication processes for III-V compound semiconductors (gallium arsenide, indium phosphide) and the wide bandgap semiconductors (silicon carbide, gallium nitride). Epitronics' business strategy is to build a business and technology base in the materials while incubating and subsequently launching value-added device businesses on proprietary technology.

     The Phoenix facility is dedicated to the production of III-V epi products that are finding increasing use in wireless communications, satellites and optoelectronics for data and telecommunication market segments. There is an increasing demand for III-V epi wafers in particular for heterojunction bipolar transistors (HBTs) for use in power amplifiers.

     The Danbury facility focuses on the development of wide bandgap semiconductor materials (substrates and epi) including silicon carbide and gallium nitride. Wide bandgap semiconductors are expected to find use in high power applications such as motor control, high temperature applications such as automotive electronics, and in high power high frequency applications such as ground based radar and communication stations. The R&D group continues to support cathode design and manufacturing by Candescent Technologies Corporation who is developing a field emission display or Thin CRT.

     Products
     Current Products
     Epitronics currently manufactures III-V epitaxial wafers in Phoenix, AZ. III-V epi products are finding increasing use in wireless communications, satellites, and optoelectronics for data and telecommunication market segments. In particular, there is an increased demand for III-V epi wafers for heterojunction bipolar transistors (HBTs) for use in power amplifiers. Epitronics markets its epitaxial services and sells product of the service, epitaxial wafers, directly to industry and government customers according to their design specifications. In Danbury, Epitronics manufactures one- to two-inch diameter silicon carbide wafers. It is expanding capacity to ensure internal and external supplies. The Company believes that these substrate sales will promote additional collaborations, addressing technology development and commercial product introduction issues associated with future optoelectronic, sensor, and power device products.

     Epitronics is a distributor of SIMOX (Separation by IMplanted OXygen) wafers for Nippon Steel Corporation, Japan and specialty wafers for Wafer
Technology (Milton Keynes, UK). These distributed materials complement the Epitronics manufactured product line and leverage the development of the sales and marketing organization required to execute the customer service driven marketing plan. NSC SIMOX wafers are used for fabricating high speed and radiation-hard circuits. Specialty III-V wafers from Wafer Technology include Indium Phosphide based materials for optical fiber-based communications, gallium arsenide for optoelectronic devices, and indium antimonide for infrared detectors.

     Technology Development
     In addition to process improvement that the Company believes will allow for greater market penetration for its III-V epitaxial wafers and silicon carbide substrates, Epitronics is focusing its R&D efforts on thin film products for optoelectronics including blue solid state devices and novel cathode materials for a thin CRT.

     Epitronics is developing substrate and thin film technology for solid-state blue light emitting diodes and lasers. Blue LEDs will be primarily used in full color displays while blue lasers are valuable for increasing optical data storage capabilities and in full color printers. Gallium nitride substrate technology under development by Epitronics and others may be essential to high yield LED manufacturing processes and to demonstrating long life time blue lasers. Epitronics is collaborating with Hewlett-Packard, Xerox, SDL, Inc., and others to develop substrate technology for commodity blue lasers, and is developing proprietary device designs to enable penetration of specialty laser markets. Epitronics is the preferred high performance materials supplier for the Blue Band Consortium which is developing blue lasers for improved data storage.

     Epitronics provides thin film technology for cold cathodes under a joint development program to a strategic alliance with Candescent Technologies Corporation ("CTC"), formerly called Silicon Video Corporation. Traditional CRTs use a single, hot cathode (its source of electrons) placed far from the screen. In a field emission display ("FED"), multiple cathodes replace the single cathode, giving many electron sources for each pixel. Unique thin films fabricated with Epitronics high performance materials enhance uniform low power electron emission. Because image uniformity and power consumption are critically dependent on cathode materials and design, Epitronics materials are well suited for inclusion in cold cathodes for FEDs. These cold cathodes enable full-color, flat panel displays with brightness and resolution equivalent to CRTs, hence thin CRTs.

     Under its agreement with ATMI, CTC has an exclusive license to ATMI technology for FEDs, and ATMI has license to certain CTC technology outside of displays. CTC will manufacture and distribute the thin CRTs. As part of the alliance, ATMI purchased $1,000,000 of CTC's convertible preferred stock. ATMI and CTC receive significant direct support from the federal government for cold cathode technology development.


     Customers, Sales, and Marketing

     ATMI sells and distributes its products worldwide, both directly and through manufacturers' representatives. The Company also seeks to create strategic alliances that allow maximum global market penetration at minimal cost.

     Many of ATMI's customers have relationships with more than one division, or are acting as collaborators on ATMI's development programs. A number of ATMI's key customers are listed below:

Advanced Micro Devices         Hyundai Electronics          Samsung Electronics
Atmel                          IBM                          SGS Thomson
Digital Equipment Corp.        Intel                        Siemens
GEC Plessey Semiconductor      Lucent Technologies          Sony
Goldstar Electronics           Motorola                     Texas Instruments
Hewlett-Packard                National Semiconductor       Tokyo Electron

     Manufacturing
     ATMI's research and development laboratory and prototype production plant are located at its Danbury, Connecticut facility. In Danbury, the Company fabricates, tests, and assembles high performance semiconductor and ferroelectric thin films and devices. Although ATMI's high performance and ferroelectric processing technology is very similar to standard semiconductor manufacturing technology, ATMI has developed certain proprietary equipment and processes. ATMI believes its facility is adequate for current needs.

     EcoSys manufactures Novapure(r), Vector Technology(r), Phoenix(tm) and ReCAT(tm) point-of-use scrubbers in San Jose, California. EcoSys manufactures its proprietary adsorbents for its gas treatment products at ATMI's Danbury, Connecticut facility. The Guardian(r) product line manufacturing is subcontracted to a third party who had manufactured these products prior to the product line acquisition by ATMI in 1995.

     ATMI's NovaMOS division produces and integrates its liquid delivery systems in Danbury, along with chemical manufacture and purification. ATMI manufacturing facility for the SDS Safe Delivery Source in Danbury is complemented by contracted manufacturing from Matheson's facility. The Company believes that these two facilities are adequate for current and anticipated demand.

     Epitronics manufactures its III-V semiconductor thin films and devices for the wireless and optoelectronic industries at its Phoenix, Arizona facility. It produces wide bandgap wafers and high performance thin films in Danbury.

     Raw materials for ATMI's products and processes are available from multiple domestic sources.

     Competition
     The semiconductor environmental equipment, materials, and device markets have rapidly evolving technology and products. Both large and small companies offer products in these markets, and many of these companies have significantly greater financial and other resources than ATMI.

     EcoSys
     EcoSys's primary competition in effluent gas treatment is from companies focused on water and combustion treatment methods. The primary water scrubber competitor is Delatech, while combustion scrubber competitors are Delatech and Alzeta. Dry scrubber competitors include CS-GmbH, Ebara, Japan Pionics, and the Edwards Division of British Oxygen Corporation.

     NovaMOS
     NovaMOS's primary competitors in CVD materials and delivery systems in the U.S. are the Schumacher Division of Air Products, Advanced Delivery & Chemical Systems, Inc., the Diffusion Systems Division of Olin Hunt Specialty Products, Inc., and MKS Instruments, Inc. There are several other smaller participants in this market.

     There are no immediate competitors to the patented SDS Safe Delivery Source product. Several gas companies provide product in high pressure containers that compete with the process capability of SDS.

     Epitronics
     High performance semiconductors are a new and rapidly emerging area of technology. The technology has attracted the interest of a wide variety of both large and small companies. Potential competitors include Kobe Steel, which has a high performance electronics subsidiary, and Westinghouse, which has a substantial silicon carbide electronics effort. Several smaller companies are also developing high performance semiconductor products, including Cree Research (silicon carbide) and IBIS Technology (SIMOX wafers). Nichia Chemical, a
Japanese company, sells very bright blue LEDs and is developing a solid-state blue laser. Cree Research is selling blue LEDs based on silicon carbide, and is trying to produce commercial quantities of bright blue LEDs based on gallium nitride. Other groups, including Hewlett-Packard, APA Optics, Inc., and SDL, Inc. are also working on blue optoelectronics, using similar technology.

     PixTech, Inc, SI Diamond Technology Inc., FED Corporation, and others are attempting to develop alternative field emission flat panel display products in competition with CTC.


     Government Contracts
     ATMI participates in U.S. government funded research and development contracts. As of December 31, 1996, the Company had received aggregate awards since its inception of approximately $55 million from U.S. government agencies, including approximately $46 million recognized as revenue by ATMI through December 31, 1996. These contracts fund continued CVD technology development, development of high performance semiconductor, ferroelectric thin films, and devices for specific applications, while offsetting the cost of research and development. Government contract revenues were about $9,846,000 in 1996, $8,712,000 in 1995, and $7,018,000 in 1994. This is about 21%, 29%, and 36% of
ATMI's total revenues in those years. The government may terminate contracts at its convenience.

     In April 1993, the Collaborating Group of IBM, Texas Instruments and Micron Technology was awarded a $5 million contract (subsequently increased to $5.7 million) from ARPA to develop next-generation capacitor thin films for DRAMs. The Collaborating Group contributed matching funds and agreed to make any technology developed under the contract available to the other group members.

     ATMI has numerous contracts from the U.S. Air Force, the Ballistic Missile Defense Organization ("BMDO"), and the National Science Foundation ("NSF"), supporting development of CVD core technology for the deposition of dielectric materials and their uses in alternative applications, such as optical switching and infrared sensing.

     ATMI receives funding for research into high performance semiconductor programs. Funds come from the U.S. Navy, BMDO, the U.S. Army, ARPA, NSF, the Department of Energy, and NASA in each of the four primary technical areas required for device development: substrate manufacture, thin film deposition and characterization, device processing and device design.

     The Office of Naval Research ("ONR"), supports efforts to grow and prepare surfaces of high performance and silicon carbide thin films. The Army supports the development of high performance contacting technology, a key step in any manufacturing process for high performance devices. High performance cold cathode technology has received significant support from both BMDO (ATMI, prime contractor) and ARPA (CTC, prime contractor). ATMI will continue to submit proposals to various government entities for additional research and development funding.

     Backlog
     As of December 31, 1996, ATMI had firm backlog of approximately $16.5 million consisting of approximately $8.2 million of product orders and $8.3 million of executed and funded research contracts. This compares to a firm backlog level of approximately $14.8 million as of December 31, 1995, which consisted of approximately $4.5 million of product orders and approximately $10.3 million of executed and funded research contracts.

     ATMI considers orders for products shippable within six months of the backlog date and fully executed and funded research contract awards as of the backlog date as firm backlog. SDS product backlog is not included since the product is sold and shipped to Matheson for distribution to the ultimate end user.

     Patents and Proprietary Rights
     ATMI protects its technology by, among other things, filing patent applications for technology considered important to the development of its business. It also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.

     ATMI and its divisions have been awarded 68 U.S. patents and currently have 72 U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file foreign counterparts of a U.S. patent application. ATMI holds licenses to 12 U.S. patents. ATMI's U.S. patents expire between September 2006 and February 2015. The U.S. patents licensed to ATMI expire during the period from March 2006 through February 2013.

     ATMI's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although ATMI has been awarded, has filed applications for, or has been licensed under numerous patents in the United States and foreign countries, there can be no assurance as to the degree of protection afforded by these patents or as to the likelihood that pending patents will be issued.

     The Company requires all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with ATMI. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI's employees have entered into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company.

     Epigrade, Scram, Novapure, EcoSys, EcoSys (logo), Vector Technology, Vector
(logo), Advanced Technology Materials (logo), Phoenix, ReCAT, NovaMOS, Sparta, Guardian, Epitronics, NovaSource, VaporSource, and SDS are trademarks of the Company.

     Research and Development
     ATMI's research and development expenditures are substantially funded by external sources, including various agencies of the federal government. Total sums expended for research and development in the years ended December 31, 1996, 1995 and 1994 were approximately $15,968,000, $11,697,000 and $9,566,000, respectively. Of those amounts, approximately $8,341,000, $7,491,000 and $6,151,000, respectively, were externally funded and are classified as cost of contract revenues on ATMI's Consolidated Financial Statements, and approximately $7,627,000, $4,206,000 and $3,415,000, respectively, were internally funded expenditures by the Company and are classified as research and development operating expenses on ATMI's Consolidated Financial Statements.


     Environmental Regulation
     The Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its research and development and manufacturing activities. Therefore, the Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of these materials. The Company believes that it has all the permits necessary to conduct its business. However, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. While the Company believes that it has properly handled its hazardous materials and wastes and has not contributed to any on-site contamination or environmental condition at any of its premises, the premises in Danbury, CT may have been contaminated prior to the Company's occupancy.

The  Company  is  not  aware  of  any  environmental  investigation, proceeding or action by federal or state agencies involving these premises. However, under certain federal and state statutes and regulations, a governmental agency may seek recovery and response costs from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the premises has agreed to indemnify the Company for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, there can be no assurance that this indemnification will prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial. The Company's activities may also result in its being subject to additional regulation. Such regulations could require the Company to acquire significant additional equipment or to incur other substantial expenses to comply with environmental regulations. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject it to substantial financial liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

     Employees
     As of December 31, 1996 ATMI employed a total of 188 individuals, including 80 in sales and administration, 51 in operations and 51 who are principally employed in research and development. Thirty-eight employees hold Ph.D. degrees and twenty-one hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of the Company's employees are covered by collective bargaining agreements. ATMI has not experienced any work stoppages and considers its relations with its employees to be strong.



Item 2.  Properties.

     ATMI is located in Danbury, Connecticut where it leases a 72,000 square foot facility in Commerce Park. The Company occupies this facility under a lease which expires on August 30, 2005. ATMI believes its existing facility is adequate and suitable for its current needs, although it plans to significantly expand its production capability, and potential manufacturing space as needed.

     EcoSys leases a 25,000 square foot facility in San Jose, California, expiring March 2002. ATMI believes this facility is adequate and suitable for current and anticipated EcoSys' needs.

     Epitronics leases a 15,000 square foot facility in Phoenix, Arizona, expiring August 1999. ATMI believes this facility is adequate and suitable for current and anticipated Epitronics' needs.



Item 3.  Legal Proceedings.

     ATMI is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     ATMI's common stock is traded on The Nasdaq National Market under the symbol ATMI. The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq for the periods indicated.

                                                            High        Low
                                                            ----        ---
           1995
           ----
           January 1 - March 31                           $  8.13    $  5.13
           April 1 - June 30                                10.50       6.63
           July 1 - September 30                            16.00      10.00
           October 1 - December 31                          14.38       9.25

           1996
           ----
           January 1 - March 31                            $12.75    $  9.63
           April 1 - June 30                                15.88      10.38
           July 1 - September 30                            13.88      10.75
           October 1 - December 31                          18.50      12.25

     As of February 28, 1997, there were approximately 4,700 stockholders, of which approximately 250 were holders of record.

     ATMI has never paid cash dividends on its capital stock and currently intends to retain future earnings, if any, for use in its business. Therefore, ATMI does not anticipate paying any cash dividends in the foreseeable future.
Certain of the Company's financing arrangements contain prohibitions on the payment of dividends without the lender's consent or in conjunction with the Company's failure to comply with various financial covenants.

     The Transfer Agent and Registrar for ATMI Common Stock is Boston EquiServe, L.P. formerly known as The First National Bank of Boston.

Item 6.         Selected Financial Data.

     The consolidated statement of operations data set forth below with respect to the years ended December 31, 1996, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the years ended December 31, 1993 and 1992 and the consolidated balance sheet data at December 31, 1994, 1993 and 1992 are derived from consolidated financial statements not included herein. Amounts for 1993 and all previous years have been restated to give effect to the acquisition of Vector, which was accounted for as a pooling of interests.

Consolidated Statement of Operations Data:
(in thousands, except per share data)
                                         Year Ended December 31,
                                         -----------------------
                               1996      1995       1994        1993       1992
                               ----      ----       ----        ----       ----
Product revenues            $36,504   $21,336   $ 12,538    $  7,174    $ 4,383
Contract revenues             9,846     8,712      7,223       6,070      4,888
                              -----     -----      -----       -----      -----
    Total revenues           46,350    30,048     19,761      13,244      9,271
Cost of revenues             24,281    17,099     11,990       8,243      6,459
                             ------    ------     ------       -----      -----
Gross profit                 22,069    12,949      7,771       5,001      2,812
Operating expenses:
    Research and development  7,627     4,206      3,415       1,864      1,260
    Selling, general,
      and administrative     11,510     8,558      5,588       3,772      3,066
                             ------     -----      -----       -----      -----
    Total operating expenses 19,136    12,764      9,003       5,636      4,326
                             ------    ------      -----       -----      -----
Operating income (loss)       2,933       185     (1,231)       (635)    (1,514)
Other income, net               628       503      3,991          35         86
                                ---       ---      -----          --         --
Income (loss) before taxes
   and minority interest      3,561       688      2,760        (600)    (1,428)
Income taxes                    239       134        124         219        108
                                ---       ---        ---         ---        ---
Income (loss) before
   minority interest          3,321       554      2,636        (819)    (1,536)
Minority interest                 0         0          0         269        380
                                  -         -          -         ---        ---
Net income (loss)             3,321       554      2,636        (550)    (1,156)
                              =====       ===      =====        ====     ======
Net income (loss)
   per share (1)            $  0.35   $  0.07   $   0.35    ($  0.10)   ($ 0.23)
                            =======   =======   ========    ========    =======

Weighted average
   shares outstanding (1)     9,359     8,074      7,595       5,473      5,009
                              =====     =====      =====       =====      =====

                                                December 31,
                                                ------------
                                1996      1995      1994     1993      1992
                                ----      ----      ----     ----      ----
Consolidated Balance Sheet Data:
(in thousands)

Cash, cash equivalents,
  and marketable securities     $21,406   $25,465   $12,692  $13,444   $  4,538
Working capital                  27,103    26,224    13,341   14,050      4,678
Total assets                     50,118    49,798    21,251   20,170     10,029

Long-term obligations,
   less current portion           5,004     5,434     1,236      896      1,465
Minority interest                  --        --        --      3,179      3,447
Redeemable convertible
   preferred stock                 --        --        --       --        7,982
Stockholders' equity
   (deficiency)                 36,393    32,897    14,785   12,099      (6,440)

     (1) The calculation of net income (loss) per share and weighted average shares outstanding gives effect to: (i) shares issued in conjunction with the 1994 acquisition of Vector as if the acquisition occurred prior to all periods presented, (ii) the 1993 conversion of all outstanding shares of Convertible Preferred Stock into 4,040,039 shares of Common Stock and (iii) the 1993 payment of a dividend of 76,102 shares of Common Stock to certain holders of Convertible Preferred Stock effective upon the closing of the Company's initial public offering, in each case for all periods presented although such inclusion is antidilutive.

Item 7.
     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Founded in 1986, ATMI generates revenues from product sales and contract research. Most product sales are point-of-use environmental equipment, specialty materials, and delivery systems for the semiconductor industry. ATMI also receives royalties for certain product sales from third parties.

     Since 1986, a significant portion of ATMI's revenues has come from contracts with United States government agencies. The programs in which ATMI participates may extend for several years, but are usually funded annually. There can be no assurance that the government will continue its commitment to programs to which ATMI's development projects are applicable or that ATMI can compete successfully to obtain program funding.

     ATMI has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994 ATMI acquired Vector, and in conjunction with the sale of Novapure product lines to Millipore in September 1994, formed EcoSys by merging the retained operations of Novapure with those of Vector. In 1995, ATMI acquired the Guardian product line from Messer Greisheim Industries and folded that product line into EcoSys. In 1995, ATMI acquired Epitronics Corporation, and in early 1996, combined that business with the formerly known Diamond Electronics division under the Epitronics name.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's consolidated statement of operations:

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1996      1995      1994
                                                       ----      ----      ----
Product revenue .................................      78.8%     71.0%     63.5%
Contract revenue ................................      21.2      29.0      36.5
                                                       ----      ----      ----
      Total revenues ............................     100.0     100.0     100.0
Cost of revenues ................................      52.4      56.9      60.7
                                                       ----      ----      ----
Gross profit ....................................      47.6      43.1      39.3
      Research and development ..................      16.5      14.0      17.3
      Selling, general, and administrative ......      24.8      28.5      28.3
                                                       ----      ----      ----
            Total operating expenses ............      41.3      42.5      45.6
                                                       ----      ----      ----
Operating income (loss) .........................       6.3       0.6      (6.3)
Other income, net................................       1.4       1.6      20.2
                                                        ---       ---      ----
Income before taxes..............................       7.7       2.2      13.9
Income taxes.....................................       0.5       0.4       0.6
                                                        ---       ---       ---
Net income.......................................       7.2%      1.8%     13.3%

     The following table sets forth revenues, cost of revenues and gross profit for products and contracts, as a percentage of each category:

                                                     Year Ended December 31,
                                                     -----------------------
                                               1996           1995         1994
                                               ----           ----         ----
Products:
  Revenues ........................           100.0%         100.0%       100.0%
  Cost of revenues ................            43.7           45.0         46.6
                                               ----           ----         ----
Gross profit ......................            56.3%          55.0%        53.4%
Contracts:
  Revenues ........................           100.0%         100.0%       100.0%
  Cost of revenues ................            84.7           86.0         85.2
                                               ----           ----         ----
Gross  profit .....................            15.3%          14.0%        14.8%


Results of Operations
Years Ended December 31, 1996, 1995, and 1994.

     Revenues. In 1996, ATMI's total revenues improved 54.3% to approximately $46,350,000 from $30,048,000 in 1995. Total revenues for 1995 were 52.1% greater than 1994's $19,761,000.  Product sales were $36,504,000, up 71.1% in 1996, from
1995's product sales of $21,336,000. Product sales for 1996 were 78.8% of ATMI's total revenues, and in 1995, 71.0%. In turn, 1995 showed a 70.2% increase above product sales of $12,538,000 in 1994. Product sales in 1994 were 63.4% of ATMI's total revenues.

     EcoSys effluent treatment product sales led ATMI's product revenue growth. With its technology leadership and full service philosophy in the environmental niche of the semiconductor market, EcoSys managed to increase market share in the face of a softening capital equipment market. Sales to Pacific Rim-based companies continued to be strong. The December 1995 acquisition of the Guardian product line was also responsible for a portion of the revenue growth.

     This year, sales of effluent gas treatment products were approximately 54% of ATMI's revenues, about $25,076,000. Last year, EcoSys contributed $16,889,000, about 56% of revenues. In 1994, 51% of ATMI's total sales, $10,078,000, were EcoSys product sales. While not a significant factor to date, a continued slowdown in capital equipment spending in the semiconductor industry could have a negative effect on EcoSys revenue growth during 1997.

     The SDS product line has begun to have a significant impact on the Company's revenue growth. The revenue from this product line changed in late 1996 from a royalty stream to a product revenue steam. As a result, the sale of this product represented approximately 9% of total revenues in 1996, up from 3% for the entire 1995 year's revenues.

     General increases in government funding of ATMI research resulted in the growth of contract revenues. For 1996, government funding grew 13.0% to $9,846,000, from $8,712,000 in 1995 and increased 20.6% in 1995 from $7,222,000 in 1994. The increased research funding in 1996 was primarily focused on materials development, device processing and device design activities within NovaMOS and Epitronics. The 1995 growth was primarily related to increased funding of substrate fabrication and materials development projects.

     Gross Profit. ATMI's gross profit improved this year by 70.4% to $22,069,000 compared to 1995, when gross profit of $12,949,000 had grown 66.6% from $7,771,000 in 1994. As a percentage of revenues, gross profit improved to 47.6% in 1996 from 43.1% in 1995 and increased in 1995 from 39.3% in 1994.

     In 1996, ATMI's sales mix continued to shift toward greater volumes of high-margin products. Consequently, our product revenue gross margin improved 75.3% to $20,565,000 from $11,728,000 in 1995 and increased 75.0% in 1995 from
$6,700,000 in 1994. Product gross margin improved to 56.3% of revenues, up from 55.0% in 1995 and 53.4% in 1994. The improved product margins in 1996 were attributed primarily to the significant increases in royalties in connection with SDS product line growth. Additionally, sales of the SDS product commenced late in the year when the Company began manufacturing the product and recognized margins higher than the average ATMI product margin. The effect of the SDS more than offset some slight declines in margin realized on sale of EcoSys products due to geographic and product mix shifts to comparatively lower margin sales.

     Gross profit on contract revenue increased in 1996 by 23.3% to $1,505,000 from $1,221,000 in 1995 which was an increase of 14.0% over 1994 at $1,071,000.
Gross margin on contracts over the last three years have remained relatively stable. As a percent of contract revenues, gross margin increased to 15.3% in 1996 from 14.0% in 1995 which was a decrease from 14.8% in 1994. Contract margins can vary slightly from year to year based on the mix of cost-type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption can contribute to some margin variability.

     Research and Development Expenses. ATMI targets areas to maintain its competitive advantage. For 1996, our R&D spending rose significantly to $7,627,000, up 81.3% from last year. Primary drivers for the increase in 1996 was expansion of product development efforts within EcoSys and increased spending to expand and protect the SDS technology portfolio. R&D expenses of $4,206,000 in 1995 was an increase of 23.2% from 1994 R&D of $3,415,000. R&D as a percentage of revenues has increased to 16.5% in 1996, compared with 14.0% in 1995, which was a decrease from 17.3% of revenues in 1994.

     Selling, General, and Administrative Expenses. Increasing in line with ATMI's growth, ATMI's variable selling costs grew in 1996. ATMI also added administrative staff in 1996 to support revenue growth and incurred increased costs related to the businesses acquired in 1995. As a result, the 1996 S,G&A expenses of $11,510,000, were approximately 34.5% above last year's expenses of $8,558,000 which in turn were up 53.2% from 1994 S,G&A expenses of $5,588,000. The growth in 1995 was due again to variable selling cost increases and also to the expansion of the Company's marketing staff. S,G&A as a percentage of revenues has decreased to 24.8% in 1996, compared with 28.5% in 1995, which was a slight increase from 28.3% of revenues in 1994.

     Other Income, Net. Most of ATMI's other income stems from interest income, offset by interest expense on the Company's outstanding debt. In 1996, net other income grew by 24.8% to $628,000. The Company's invested cash balances throughout 1996 were significantly higher than in 1995 due to the Company's public offering in October 1995. Increased interest expense in 1996 partially offset the effect of the increased interest earned on cash investments. In 1995, net other income of $503,000 grew by 29% from the 1994 amount of $390,000, exclusive of 1994's non-recurring transactions. Again the 1995 interest income growth was due to having the proceeds of the October 1995 offering for the last quarter of the year. The 1994 non-recurring transaction involved the restructuring of the Novapure joint venture and the sale of assets for a $4.6 million gain. Offsetting this gain were transaction and consolidation expenses of $1 million for the restructuring, acquiring Vector, and combining Vector and Novapure into EcoSys.

     Income Taxes. ATMI's income tax expense related primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes paid in 1996 and 1995 related to alternative minimum taxes arising from the use of net operating loss carryforwards. Income tax expense in 1996 was $239,000, up 78.4% from the $134,000 in 1995 which, in turn, were up 8.5% from $124,000 in 1994.

Liquidity and Capital Resources

     The 1996 year was ATMI's first in generating cash from operations. Net cash generated of $4,280,000 was due principally to the increased profitability of the Company for the year. In 1995, ATMI used net cash for operations of $1,226,000, primarily to fund a significant increase in accounts receivable because of end-of-the-year product shipments. In 1994, $1,342,000 in net cash was used in operations, primarily funding ATMI operating losses.

     The amount of the Company's working capital has not changed significantly since the closing of the 1995 public offering. Working capital was $27,103,000 at December 31, 1996, compared to $26,224,000 at December 31, 1995.

     The Company's investing activities include capital expenditures in 1996, 1995, and 1994 of $4,694,000, $3,604,000 and $1,785,000, respectively. The 1996 capital expenditures were primarily focused on manufacturing expansion for EcoSys and NovaMOS and laboratory construction for customer application work for EcoSys. The 1995 and 1994 capital was spent on renovations and leasehold improvements for the Danbury and San Jose facilities, upgrades to the Company's information systems and purchase of laboratory equipment.

     Among other investing activities for 1996, ATMI sold $4,886,000 in marketable securities and made a $4 million payment in connection with the 1995 acquisition of Guardian. During 1995, ATMI made a $1 million investment in Candescent Technologies Corporation (formerly Silicon Video Corporation), and purchased $11,213,000 of marketable securities with the proceeds received from the 1995 public offering. When the Company restructured Novapure and sold a portion of its assets in 1994, ATMI received net proceeds of approximately $2.5 million.

     Through the end of 1996, ATMI had used $2.0 million from capital leases in financing capital equipment purchases. Financial institutions have provided collateral-based loans for $3.3 million. The State of Connecticut has contributed loans of almost $2.0 million. About $6.6 million was been extended to ATMI by parties to the Company's acquisition activities. At year end, nearly $5.6 million of loans and financing remained outstanding. Notes payable extend through June 2002 with interest rates from 5.4% to 9.5%. ATMI made payments of $1,144,000 on notes payable this year. Last year, notes paid were $741,000, while in 1994, payments totaled $1,050,000. In December 1996, ATMI was extended a $10 million unsecured line of credit by its commercial bank to assist in financing future activities.

     ATMI believes the cash generated from operations and the proceeds from last year's common stock offering together with existing sources of liquidity, will satisfy projected working capital and cash requirements, at least through the end of 1998. However, ATMI believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. The Company considers raising additional capital on an on-going basis as market factors and its needs suggest. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business which may require additional cash.

Inflation

     During the last three years, inflation has not had a significant impact on ATMI's operating results.

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


Item 8.  Financial Statements and Supplementary Data.

     The Report of Independent Auditors, the consolidated financial statements and financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name                       Age    Position with the Company
----                       ---    -------------------------
Eugene G. Banucci, Ph.D.   53     President, Chief Executive Officer,
                                     Chairman of the Board and Director
Peter S. Kirlin, Ph.D.     36     Executive Vice President
Duncan W. Brown, Ph.D.     44     Vice President and Director,
                                     President of Epitronics
Daniel P. Sharkey          40     Vice President, Chief Financial Officer
                                     and Treasurer
Ward C. Stevens, Ph.D.     42     Vice President and Secretary
Nicholas J. Wood           33     Vice President - Marketing
Mark A. Adley              37     Director
Gary A. Andersen           60     Director
John A. Armstrong, Ph.D.   62     Director
Robert S. Hillas           47     Director
Stephen H. Mahle           51     Director

     Eugene G. Banucci, Ph.D., a founder of the Company, has served as President, Chief Executive Officer, Chairman of the Board and a director since 1986. Previously, Dr. Banucci served in a variety of executive and managerial positions. From 1984 to 1986, he was a director of American Cyanamid Company's Chemical Research Division, with responsibility for the research, development and technical service activities of the Chemicals Group.

     Peter S. Kirlin, Ph.D., has served as Executive Vice President of the Company since December 1995. From 1991 to 1995, Dr. Kirlin served as Vice President of Microelectronics and General Manager of the NovaMOS division, and from 1988 to 1991, he was Director of Superconductor Materials and Electronics for the Company. Prior to joining ATMI, Dr. Kirlin was a Project Leader and Research Engineer for American Cyanamid Company. Dr. Kirlin has written more than 30 published articles and holds 7 issued U.S. patents.

     Duncan W. Brown, Ph.D., a founder of ATMI, has served as a Vice President since 1986 and as a Director since 1990. Dr. Brown was also named President of Epitronics Corporation in March 1996. From 1983 to 1986, Dr. Brown was a Research Chemist at American Cyanamid Company. Previously, Dr. Brown was a Postdoctoral Fellow in the Departments of Chemistry at MIT and Harvard University, and an Academic Associate at IBM's Research Division. Dr. Brown holds 15 issued U.S. patents and has published several technical articles.

     Daniel P. Sharkey has served as Chief Financial Officer since joining ATMI in 1990. He was also elected Vice President and Treasurer in September 1993. From 1987 to 1990, Mr. Sharkey was Vice President of Finance and Administration for Adage, Inc., a manufacturer of high-performance computer graphics terminals. From 1983 to 1987, he was Corporate Controller for CGX Corporation. Previously, Mr. Sharkey served as Audit Supervisor for KPMG Peat Marwick.

     Ward C. Stevens, Ph.D., a founder of ATMI, has served as a Vice President since 1986 and served as a Director from 1986 to 1990. Prior to joining ATMI, Dr. Stevens was a Materials Scientist and Project Leader at American Cyanamid Company and a Materials Scientist at Celanese Research Company. Dr. Stevens holds 12 issued U.S. patents and is the author of numerous scientific publications.

     Nicholas J. Wood has served as the Company's Vice President-Marketing since August 1995. From 1985 to 1995, Mr. Wood served in a variety of sales and marketing positions with Intel Corporation. Most recently, from 1992 to 1995, he served as Northern European Marketing Manager.

     Mark A. Adley has served as a director of the Company since 1991. Since 1996, Mr. Adley has been a Managing Director at Credit Suisse First Boston Corporation where he was a Director from 1994 to 1996. From 1992 through 1993, Mr. Adley served as an investment manager for Clipper Asset Management Corporation, the General Partner of The Clipper Group, L.P. ("Clipper"). During 1991, Mr. Adley served as an investment manager for Clipper. Mr. Adley was a Director at CS First Boston Merchant Bank during 1990 and, at The First Boston Corporation, was a Vice President from 1989 to 1990 and an Associate from 1985 to 1988.

     Gary A. Andersen has served as a director of the Company since 1994. Mr. Andersen was President, Chief Executive Officer and a director of RF Monolithics, Inc., a manufacturer of products based on surface acoustic wave technology, from 1986 to 1996. Previously, Mr. Andersen served as Director of National Accounts at Valid Logic Systems, National Sales Manager for Memory Systems at Mostek Corporation and OEM Marketing Manager at Intel Memory Systems.

     John A. Armstrong, Ph.D. has served as a director of the Company since 1993. Dr. Armstrong is presently a visiting professor of physics at the Massachusetts Institute of Technology. Previously, he was Vice President of Science and Technology for IBM from 1987 until his retirement in 1993.

     Robert S. Hillas has served as a director of the Company since 1987. Mr. Hillas has been a Managing Director of E.M. Warburg, Pincus & Co., Inc. since 1993. From 1985 to 1992, Mr. Hillas served as a General Partner of DSV Management Ltd., the General Partner of DSV Partners IV, a venture capital limited partnership, and from 1981 to 1992, as a General Partner of DSV Partners III, a venture capital limited partnership.

     Stephen H. Mahle has served as a director of the Company since March 1996. Mr. Mahle has been President of the Brady Pacing Business, a division of Medtronic, Inc., since 1995. From 1989 to 1995, Mr. Mahle served as Vice President and General Manager of the Brady Pacing Business. Previously, Mr. Mahle served in a variety of marketing and product development roles for Medtronic, Inc.

     All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Company's Board of Directors. There are no family relationships among the executive officers and directors nor are there any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Section 16(a)  Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on reports and other information submitted by the executive officers, directors and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1996, all such reports were timely filed.

Item 11.  Executive Compensation


Summary Compensation

     The following table sets forth certain information regarding the compensation paid by the Company to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers for services in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE


                                                         Long Term
                                                       Compensation
                                                          Awards
                                   Annual Compensation    ------
                                   -------------------  Securities    All Other
                                                        Underlying    Compen-
Name and Principal Position   Year  Salary($) Bonus($)  Options(#)  sation($)(1)
---------------------------   ----  ------------------  ----------  ------------
Eugene G. Banucci             1996  181,300    40,000         --         2,121
  President, Chief Executive  1995  155,250    40,000     35,000         2,875
     Officer and Chairman     1994  145,300    40,000         --         1,530
     of the Board

Peter S. Kirlin               1996  111,100    30,000         --            --
   Executive Vice President   1995   96,560    35,000     25,000           400
                              1994   91,300    20,000         --            --

Nicholas J. Wood (2)          1996  121,200    15,000         --            --
   Vice President - Marketing 1995   41,667    16,526     36,000            --
                              1994       --        --         --            --

Daniel P. Sharkey             1996   110,000   20,000         --         1,678
   Vice President, Chief      1995   103,000   25,000     15,000         1,583
     Financial Officer        1994    98,000   20,000         --           529
     and Treasurer

Ward C. Stevens               1996   101,000   25,000         --           890
   Vice President, Secretary  1995    96,000   10,000      5,000         1,823
                              1994    93,000   10,000         --           579

     (1) Represents premiums paid for life insurance and long term disability policies of which the Company is not the beneficiary and flexible spending contributions toward health care costs not covered by Company plans.

     (2) Mr. Wood joined the Company on August 28, 1995.

Option Exercises and Year-End Values

     The following table sets forth information concerning option holdings as of December 31, 1996 with respect to the individuals named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                    Number of Securities   Value of Unexercised
                  Shares           Underlying Unexercised  in-the Money Options
                Acquired           Options at FY-End (#)     at FY-End ($)(1)
                   on     Value    ---------------------     ----------------
Name            Exercise Realized   Exercisable         Exercisable
                   (#)     ($)              Unexercisable         Unexercisable
-------------   --------------------------------------------------------------
Eugene G. Banucci     --        --   103,975  30,400     1,651,194     238,100
Peter S. Kirlin ..   6,000   73,679   54,234  25,540       847,573     236,057
Nicholas J. Wood .    --        --     7,200  28,800        39,600     158,400
Daniel P. Sharkey    4,000   50,222   69,875  21,000     1,103,247     214,750
Ward C. Stevens ..   9,375  121,245   74,725   5,400     1,231,315      44,850

     (1) Based on the fair market value of the Company's Common Stock as of December 31, 1996 ($17.25) minus the exercise price of the options.

Non-Competition Agreements

     Eugene G. Banucci, Duncan W. Brown, Ward C. Stevens and Peter S. Kirlin are parties to agreements with the Company containing covenants not to compete with the Company during their employment and for two years thereafter.

Director Compensation

     The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof but are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and any committee thereof. In October 1993, the Company granted options for the purchase of 22,500 shares of the Company's Common Stock to John A. Armstrong in consideration of consulting services performed for the Company. The exercise price of the options is $3.55 per share, which was the fair market value of the Company's Common Stock on the date of grant, and the options vest ratably over five years on each of the first five anniversary dates of the grant date. In May 1994, the Company granted options for the purchase of 22,500 shares of the Company's Common Stock to Gary A. Andersen in consideration of his services on the Board of Directors. The exercise price of the options is $5.00 per share, which was the fair market value of the Company's Common Stock on the date of grant, and the options vest ratably over five years on each of the first five anniversary dates of the grant date.

     In December 1994, the Company granted options for the purchase of 22,500 shares of the Company's Common Stock to Robert S. Hillas in consideration of his services on the Board of Directors. The exercise price of the options is $5.50 per share, which was the fair market value of the Company's Common Stock on the date of grant, and the options were immediately vested as to 50% of the grant in consideration of past service on the Board of Directors and vested as to the remaining 50% of the grant on December 9, 1995. In May 1995, the Company granted options for the purchase of 22,500 shares of the Company's Common Stock to Mark
A. Adley in consideration of his services on the Board of Directors. The exercise price of the options is $8.50 per share, which was the fair market value of the Company's Common Stock on the date of grant, and the options were immediately vested as to 40% of the grant in consideration of past service on the Board of Directors and the remaining 60% vest ratably over three years on each of the first three anniversary dates of the grant date. In March 1996, the Company granted options for the purchase of 22,500 shares of the Company's Common Stock to Stephen H. Mahle in consideration of his services on the Board of Directors. The exercise price of the options is $10.50 per share, which was the fair market value of the Company's Common Stock on the date of grant, and the options vest ratably over five years on each of the first five anniversary dates of the grant date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997 by (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock indicated.

                                         Shares      Percent
                                       Beneficially    of
                                          Owned       Class
                                          -----       -----
Name and Address of Beneficial Owner
------------------------------------
J.P. Morgan & Co.,
  Incorporated (1)
  60 Wall Street
  New York, NY 10260 ..............     1,120,950     12.7%

Eugene G. Banucci (2) ............        314,691      3.5%
Ward C. Stevens (3) ...............       178,764      2.0%
Duncan W. Brown (4) ...............       172,771      1.9%
Daniel P. Sharkey (5) .............        69,875       *
Peter S. Kirlin (5) ...............        54,234       *
Robert S. Hillas (6) ..............        30,977       *
Mark A. Adley (7) .................        16,500       *
John A. Armstrong (5) .............        13,500       *
Gary A. Andersen (5) ..............         9,000       *
Nicholas J. Wood (5) ..............         7,200       *
Stephen H. Mahle (8) ..............         4,600       *

All directors and executive officers
  as a group (11 persons) (9) .....       872,112      9.4%

*less than 1%

     (1) The shares shown as beneficially owned by J.P. Morgan & Co., Incorporated were those reported as beneficially owned by it as of January 31, 1997 in Amendment No. 3 to its Schedule 13G filed with the SEC. Such schedule indicates that J.P. Morgan & Co., Incorporated has sole voting power with respect to 701,100 shares and sole dispositive power with respect to all 1,120,950 shares.

     (2) Includes 103,975 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997 and 5,659 shares either owned by Dr. Banucci's spouse or issuable upon exercise of options within 60 days of February 28, 1997 by Dr. Banucci's spouse. Dr. Banucci disclaims beneficial ownership of the shares held by his spouse.

     (3) Includes 74,725 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997 and 5,537 shares either owned or issuable upon exercise of options within 60 days of February 28, 1997 by Dr. Steven's spouse. Dr. Stevens disclaims beneficial ownership of the shares held by his spouse.

     (4) Includes 69,637 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997 and 4,634 shares either owned or issuable upon exercise of options within 60 days of February 28, 1997 by Dr. Brown's spouse. Dr. Brown disclaims beneficial ownership of the shares held by his spouse.

     (5) Consists entirely of shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997.

     (6) Includes 11,250 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997.

     (7) Includes 18,000 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997. Does not include 189,500 shares beneficially owned by Merchant Investments, Inc. ("Merchant"). Mr. Mark A. Adley, a director of the Company, is employed by Credit Suisse First Boston Corporation, a wholly-owned subsidiary of Credit Suisse First Boston, Inc.
("CSFBI"), which indirectly wholly owns Merchant. Pursuant to an Asset Management Agreement among CSFBI, certain affiliates of CSFBI (including Merchant) and The Clipper Group, L.P. ("Clipper"), Clipper manages certain investments for such persons, including these shares. Under the Asset Management Agreement, Clipper has sole power to vote these shares but does not have the power (sole or shared) to dispose of any such shares. Mr. Adley disclaims any beneficial ownership of the shares owned by Merchant.

     (8) Includes 4,500 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 1997.

     (9) Includes 446,057 shares issuable to executive officers and directors pursuant to options which are exercisable within 60 days of February 28, 1997. Does not include an aggregate of 189,500 shares as to which a certain director disclaims beneficial ownership (See Note (7)).

Item 13.  Certain Relationships and Related Transactions

     There are no relationships or transactions required to be reported herein.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.


(a) (1) and (2) Financial Statements and Schedule

     The report of independent auditors, consolidated financial statements and financial statement schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

     All other financial statement schedules not listed in the Index are omitted as the required information is not applicable or the information is given in the financial statements or related notes.


(a) (3) Exhibits

     3.01 (a) Restated Certificate of Incorporation, filed in Delaware on December 1, 1993 (Filed as Exhibit 3.01 (a) to the Company's Form 10-K for the year ended December 31, 1993, File No.0-22756 ("1993 Form 10-K") and incorporated herein by reference)

     (b) Certificate of Amendment to Restated Certificate of Incorporation (Filed as Exhibit 3.01 to Form 10-Q for the quarter ended June 30, 1995, File No.0-22756 ("June 30, 1995 Form 10-Q") and incorporated herein by reference)

     3.02 Bylaws effective on December 1, 1993 (Filed as Exhibit 3.02 (a) to 1993 Form 10-K and incorporated herein by reference)

     4.01 Specimen Certificate representing shares of Common Stock, $.01 par value, of the registrant (Filed as Exhibit 4.01 to the Company's Registration Statement or amendments thereto on Form S-1, Registration No. 33-69634 ("Form S-1") and incorporated herein by reference) 10.01 (a) Teaming Agreement for DARPA Contract Proposal and Resulting Program Relating to Barium Titanate-Based DRAM Technology dated August 10,1992 between Advanced Technology Materials, Inc., IBM, Texas Instruments, Micro Semiconductor, Inc. and Lam Research Corporation (Filed as Exhibit 10.04 (a) to Form S-1 and incorporated herein by reference)

     (b) Amendment No. 1 to the Teaming Agreement dated November 5, 1992 (Filed as Exhibit 10.04 (b) to Form S-1 and incorporated herein by reference)

     (c) Amendment No. 2 to the Teaming Agreement dated February 4, 1993 (Filed as Exhibit 10.04 (c) to Form S-1 and incorporated herein by reference)

     (d) Agreement with the United States Defense Advanced Research Projects Agency (DARPA) dated April 8, 1993 re: "Ultra-Dense Capacitor Materials Processing Partnership" for $5,020,194 (Filed as Exhibit 10.04 (d) to Form S-1 and incorporated herein by reference)

     10.02 Form of Key Employee Agreement between Advanced Technology Materials, Inc. and each of Eugene G. Banucci, Duncan W. Brown, Ward C. Stevens and Peter
S. Kirlin (Filed as Exhibit 10.05 to Form S-1 and incorporated herein by reference)

     10.03 (a) License, Marketing and Development Agreement between Advanced Technology Materials, Inc. and Millipore Corporation dated November 17, 1987 (Filed as Exhibit 10.07 (a) to Form S-1 and incorporated herein by reference)

     (b) Agreement of Amendment, Amendment #1 to License, Marketing and Development Agreement dated June 27, 1991 (Filed as Exhibit 10.07 (b) to Form S-1 and incorporated herein by reference)

     (c) Agreement of Amendment, Amendment #2 to License, Marketing and Development Agreement dated October 1, 1992 (Filed as Exhibit 10.07 (c) to Form S-1 and incorporated herein by reference)

     (d) Agreement of Amendment, Amendment #3 to License, Marketing and Development Agreement dated September 26, 1994 (Filed as Exhibit 10.06 (d) to Form 10-K for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K") and incorporated herein reference)

     10.04 (a) Letter Agreement between Advanced Technology Materials, Inc. and Silicon Valley Bank dated September 29, 1994 (Filed as Exhibit 10.08 (a) to 1994 Form 10-K and incorporated herein by reference)

     (b) Promissory Note from Advanced Technology Materials, Inc. to Silicon Valley Bank dated September 7, 1994 (Filed as Exhibit 10.08 (b) to 1994 Form 10-K and incorporated herein by reference)

     (c) Negative Pledge Agreement by and between Advanced Technology Materials, Inc. and Silicon Valley Bank dated August 31, 1994 (Filed as Exhibit 10.08 (c) to 1994 Form 10-K and incorporated herein by reference)

     10.05 Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Filed as Exhibit 10.09 to 1994 Form 10-K and incorporated herein by reference)

     10.06 Lease Agreement between Montague Oaks Associates, Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Filed as Exhibit 10.10 to 1994 Form 10-K and incorporated herein by reference)

     10.07 (a) Loan and Financing Agreement by and between Advanced Technology Materials, Inc. and the Connecticut Development Authority dated June 27, 1995 (Filed as Exhibit 10.01(a) to June 30, 1995 Form 10-Q)

     (b) Promissory Note from Advanced Technology Materials, Inc. to the Connecticut Development Authority dated June 27, 1995 (Filed as Exhibit 10.01
(b) to June 30, 1995 Form 10-Q)

     (c) Security Agreement by and between Advanced Technology Materials, Inc. and the Connecticut Development Authority dated June 27, 1995 (Filed as Exhibit 10.01(c) to June 30, 1995 Form 10-Q)

     (d) Stock Subscription Warrant granted to the Connecticut Development Authority dated June 27, 1995 (Filed as Exhibit 10.01(d) to June 30, 1995 Form 10-Q)

     10.08 (a) Letter Agreement between Advanced Technology Materials, Inc. and Silicon Valley Bank dated September 22, 1995 (Filed as Exhibit 10.08(d) to the Company's Form 10-K for the December 31, 1995, File No. 0-22756 ("1995 Form 10-K") and incorporated herein by reference)

     (b) Promissory Note from Advanced Technology Materials, Inc. to Silicon Valley Bank dated September 22, 1995 (Filed as Exhibit 10.08(d) to the 1995 Form 10-K and incorporated herein by reference)

     10.09 Loan Agreement between Advanced Technology Materials, Inc. and Silicon Valley Bank dated December 27, 1996 (Filed herewith)

     11.01 Statement re: computation of per share earnings (Filed herewith)

     21.01 Subsidiaries of the registrant (Filed herewith)

     23.01 Consent of Ernst & Young LLP (Filed herewith)

     27.01 Financial Data Schedule (Filed herewith)



b) Reports on Form 8-K

         None

   Index to Consolidated Financial Statements and Financial Statement Schedule


Report of Independent Auditors                                             F-2

Consolidated Balance Sheet at December 31, 1996 and 1995                   F-3

Consolidated Statement of Income for the years ended December 31, 1996,
1995 and 1994                                                              F-4

Consolidated Statement of Stockholders' Equity for the years
ended December 31, 1996, 1995 and 1994                                     F-5

Consolidated Statement of Cash Flows for the years
ended December 31, 1996, 1995 and 1994                                     F-6

Notes to Consolidated Financial Statements                                 F-7


Financial Statement Schedule

Schedule II - Valuation and qualifying accounts                           F-16

                         Report of Independent Auditors


The Board of Directors and Stockholders of
Advanced Technology Materials, Inc.


     We have audited the accompanying consolidated balance sheet of Advanced Technology Materials, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technology Materials, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






ERNST & YOUNG LLP


Stamford, Connecticut
February 14, 1997

                       Advanced Technology Materials, Inc.
                           Consolidated Balance Sheet
                           --------------------------

                                                                December 31,
Assets                                                     1996            1995
------                                                     ----            ----
Current assets:
Cash and cash equivalents (Note 1)                 $  4,437,015    $  3,609,265
Marketable (Notes 1 and 2)                           16,969,073      21,855,473
securities
Accounts receivable, net of allowance
 for doubtful accounts
 of $141,504 in 1996, $93,491 in 1995 (Note 3)        9,377,777       9,233,015
Inventories (Notes 1 and 4)                           4,541,282       2,647,142
Other                                                   500,324         345,486
                                                        -------         -------
Total current assets                                 35,825,471      37,690,381


Property and equipment, net (Notes 1 and 5)           8,102,218       5,575,343

Long-term investment (Note 6)                         1,000,000       1,000,000
Goodwill and other long term assets,
 net (Notes 1 and 11)                                 5,190,758       5,532,216
                                                      ---------       ---------
                                                   $ 50,118,447    $ 49,797,940
                                                   ============    ============


Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                   $  3,469,530    $  3,121,355
Accrued expenses                                      1,996,587       1,799,322
Accrued commissions                                   1,378,888         984,443
Accrued payroll and benefits                            465,280         210,717
Notes payable, current portion (Note 7)                 621,463       4,725,238
Other                                                   790,261         625,495
                                                        -------         -------
Total current liabilities                             8,722,009      11,466,570

Notes payable, less current portion (Note 7)          4,944,517       5,257,155
Other long-term liabilities                              59,382         177,086

Stockholders' equity: (Note 10)
Preferred stock, par value $.01:
  1,000,000 shares authorized;
  none issued and outstanding                                --              --
Common stock, par value $.01:
  15,000,000 shares authorized;
issued and outstanding 8,775,810
  in 1996 and 8,721,61                                   87,758          87,216
Additional paid-in capital                           37,234,277      37,060,652
Accumulated deficit                                    (929,496)     (4,250,739)
                                                       --------      ----------
Total stockholders' equity                           36,392,539      32,897,129
                                                     ----------      ----------
                                                   $ 50,118,447    $ 49,797,940
                                                   ============    ============

See accompanying notes.


                       Advanced Technology Materials, Inc.
                        Consolidated Statement of Income
                        --------------------------------

                                                  Year ended December 31
                                                  ----------------------
                                           1996            1995            1994
                                           ----            ----            ----
Revenues (Note 1):
    Product revenues               $ 36,503,728    $ 21,336,408    $ 12,538,246
    Contract revenues                 9,845,973       8,711,924       7,222,403
                                      ---------       ---------       ---------
Total revenues                       46,349,701      30,048,332      19,760,649

Cost of revenues:
    Cost of product revenues         15,939,051       9,608,831       5,838,310
    Cost of contract revenues         8,341,455       7,490,568       6,151,215
                                      ---------       ---------       ---------
Total cost of revenues               24,280,506      17,099,399      11,989,525
                                     ----------      ----------      ----------
Gross profit                         22,069,195      12,948,933       7,771,124

Operating expenses:
    Research and development (Note 1) 7,626,534       4,205,997       3,414,536
    Selling, general,
      and administrative             11,509,827       8,557,730       5,588,171
                                     ----------       ---------       ---------
                                     19,136,361      12,763,727       9,002,707
                                     ----------      ----------       ---------
Operating income (loss)               2,932,834         185,206      (1,231,583)

Interest income                       1,113,548         737,948         501,884
Interest expense (Note 7)              (485,660)       (234,951)       (111,612)
Other income, net (Notes 11 and 12)        --              --         3,601,042
                                      ---------       ---------       ---------
                                        627,888         502,997       3,991,314

Income before taxes                   3,560,722         688,203       2,759,731

Income taxes (Note 9)                   239,479         134,157         123,600
                                        -------         -------         -------
Net income                         $  3,321,243    $    554,046    $  2,636,131
                                   ============    ============    ============

Net income per share (Note 1)      $       0.35    $       0.07    $       0.35
                                   ============    ============    ============
Weighted average shares outstanding
  (Note 1)                            9,359,021       8,074,032       7,595,193
                                      =========       =========       =========





See accompanying notes.


                       Advanced Technology Materials, Inc.
                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------

                                           Additional
                               Common       Paid-in    Accumulated
                               Stock        Capital     Deficit       Total
                              ---------   ----------  -----------   ----------

Balance at December 31, 1993    $69,406  $19,470,767  $(7,440,916)  $12,099,257

Issuance of 24,440 common shares
pursuant to the exercise of
employee stock options              244       11,529         --          11,773

Issuance of 74,017 common shares
pursuant to the exercise of
warrants                            740       36,760         --          37,500

Net income                         --           --      2,636,131     2,636,131
                              ---------    ---------    ---------     ---------

Balance at December 31, 1994     70,390   19,519,056   (4,804,785)   14,784,661

Issuance of 137,571 common shares
pursuant to the exercise of
employee stock options            1,376      111,979         --         113,355

Sale of 1,525,000 common shares,
net of issuance costs            15,250   17,177,317         --      17,192,567

Issuance of 20,000 common shares
pursuant to the acquisition of
Epitronics                          200      202,300         --         202,500

Compensation from the issuance of
common stock options               --         50,000         --          50,000

Net income                         --           --        554,046       554,046
                              ---------    ---------    ---------     ---------


Balance at December 31, 1995     87,216   37,060,652   (4,250,739)   32,897,129

Issuance of 54,199 common shares
pursuant to the exercise of
employee stock options              542      173,625         --         174,167

Net income                         --           --      3,321,243     3,321,243
                              ---------    ---------    ---------     ---------
Balance at December 31, 1996    $87,758  $37,234,277  $  (929,496)  $36,392,539
                                =======  ===========  ===========   ===========

See accompanying notes.


                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Cash Flows
                      ------------------------------------


                                                  Year ended December 31,
                                                  -----------------------
                                              1996           1995          1994
                                              ----           ----          ----
Operating activities
Net income                              $3,321,243       $554,046    $2,636,131
Adjustments to reconcile net income to net cash
 provided (used) by operating activities
  Depreciation and amortization          2,295,336      1,409,086     1,058,950
  Gain on restructuring of joint venture      --             --      (4,609,634)
  Stock option compensation                   --           50,000          --
  Gain on disposal of property and equipment  --             --         (20,626)
  Changes in operating assets and liabilities
   Increase in accounts receivable        (144,762)    (3,774,193)     (904,666)
   Increase in inventory                (2,118,192)      (478,952)     (553,327)
   Increase in other assets               (215,263)      (134,087)      (16,196)
   Increase in accounts payable            348,175        595,692       423,895
   Increase in accrued expenses            846,273        324,345       730,414
   (Decrease) increase in
     other liabilities                     (52,938)       227,927       (86,669)

Total adjustments                          958,629     (1,780,182)   (3,977,859)
                                           -------     ----------    ----------
Net cash provided (used)
 by operating activities                 4,279,872     (1,226,136)   (1,341,728)
                                         ---------     ----------    ----------
Investing activities
 Capital expenditures                   (4,694,246)    (3,604,139)   (1,784,946)
 Long-term investment                         --       (1,000,000)         --
 Sale (purchase) of
   marketable securities, net            4,886,400    (11,212,815)    2,432,635
 Payments to Vector shareholders              --             --         (93,309)
 Payments for acquisitions              (4,000,000)      (550,000)         --
 Proceeds from sale of assets              597,970           --            --
 Net cash received from
   joint venture restructuring                --             --       2,457,308
                                         ---------     ----------    ----------
 Net cash (used) provided
   by investing activities              (3,209,876)   (16,366,954)    3,011,688
                                        ----------    -----------     ---------
Financing activities
 Proceeds from issuance of notes payable   727,216      2,588,169     1,011,438
 Principal payments on notes payable    (1,143,629)      (741,133)   (1,049,605)
 Proceeds from sale of common stock           --       17,192,567          --
 Proceeds from exercise of stock options
 and warrants                              174,167        113,355        49,273
                                           -------        -------        ------

Net cash (used) provided
   by financing activities                (242,246)    19,152,958        11,106
                                          --------     ----------        ------

Net increase in cash and cash equivalents  827,750      1,559,868     1,681,066
Cash and cash equivalents, beginning
 of year                                 3,609,265      2,049,397       368,331
                                         ---------      ---------       -------
Cash and cash equivalents, end of year  $4,437,015     $3,609,265    $2,049,397
                                        ==========     ==========    ==========


See accompanying notes.

                       Advanced Technology Materials, Inc.
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Company's Activities

     The activities of Advanced Technology Materials,  Inc. and its subsidiaries
(the  Company")  are  focused  on  providing   products  and  services  to  the
semiconductor industry. The Company is engaged in the development, manufacture and sale of equipment and materials based on the Company's proprietary chemical vapor deposition ("CVD") technologies. Revenues are derived from the sale of point-of-use environmental equipment and specialty materials and delivery systems for the semiconductor industry. The Company also derives revenues from contract research and development activities related to high performance semiconductor materials and devices and royalties generated under various license agreements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Advanced Technology Materials, Inc. and all wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

     Product revenues are recognized upon shipment of goods. Contract revenues under fixed-price and cost-reimbursement-type contracts are recognized using the percentage of completion method based upon costs incurred and estimated future costs. Contract revenues from the U.S. Government were $9,845,973, $8,711,924 and $7,018,455 for the years ended December 31, 1996, 1995, and 1994 respectively.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Research and Development

     Research and development costs, including materials, labor, and overhead related to self-funded projects and cost sharing arrangements with the U.S. Government, are expensed as incurred.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

     Marketable securities are classified as available for sale and are reported at fair value, which approximates cost. Management determines the appropriate classification of debt securities at the time of purchase and and reevaluates such designation as of each balance sheet date.

                       Advanced Technology Materials, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


     The cost of securities sold is based on the specific reevaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method. Interest on these securities is included in interest income.

Inventories

     Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) method.

Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to ten years.

Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Values of Financial Instruments

     Fair values of cash and cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time to maturity. The fair value of long term debt approximates the carrying amount.

Long Lived Assets

     The Company reviews on a periodic basis the value of its long-lived assets to determine whether an impairment exists. At December 31, 1996, no such impairment existed. Goodwill and other long term assets are stated net of accumulated amortization of $292,500 and $75,386 at December 31, 1996 and 1995, respectively.

Stock Based Compensation

     Effective in fiscal year 1996, the company adopted Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 10.

Per Share Data

     Earnings per common share are computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Shares outstanding have been restated to include those shares that would have been issued in connection with the Vector acquisition (see Note 11) in each of the periods presented. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of earnings per share for all periods, unless their inclusion would be antidilutive.

2. Marketable Securities

Marketable securities are comprised of the following:

                                                            December 31,
                                                            ------------

                                                        1996               1995
                                                        ----               ----
U.S. Government Obligations ..............        $9,537,690        $14,080,978
Corporate Obligations ....................         7,431,383          7,774,495
                                                   ---------          ---------
                                                 $16,969,073        $21,855,473
                                                 ===========        ===========

     All of the Company's marketable securities have maturities of less than two years.


3. Accounts Receivable

     Amounts due from various agencies of the United States Government were approximately 22% of accounts receivable for both December 31, 1996 and 1995, respectively. Unbilled accounts receivable amounted to $757,172 and $586,358 and customer advances, included in other liabilities, amounted to $275,653 and $446,995 at December 31, 1996 and 1995, respectively.

     Credit is extended to commercial customers based on an evaluation of their financial condition and collateral is not generally required. Certain transactions with foreign customers are supported by letters of credit. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.


4. Inventories

Inventories are comprised of the following:

                                                        December 31,
                                                        ------------
                                                      1996                 1995
                                                      ----                 ----
Raw materials                                   $4,143,818           $2,252,841
Work in process                                    686,898              614,069
Finished goods                                     369,846               59,291
                                                   -------               ------
                                                 5,200,562            2,926,201

Obsolescence reserve                              (659,280)            (279,059)
                                                  --------             --------
                                                $4,541,282           $2,647,142
                                                ==========           ==========

5. Property and Equipment

Property and equipment is comprised of the following:
                                                          December 31,
                                                          ------------
                                                      1996                 1995
                                                      ----                 ----
Machinery and equipment ..............         $11,610,508           $8,734,575
Furniture and fixtures ...............             708,072              565,020
Leasehold improvements ...............           3,516,401            2,218,837
                                                 ---------            ---------
                                                15,834,981           11,518,432
Accumulated depreciation
   and amortization ..................          (7,732,763)          (5,943,089)
                                                ----------           ----------
                                                $8,102,218           $5,575,343
                                                ==========           ==========

     Depreciation expense for the years ended December 31,1996, 1995 and 1994 was $1,895,142, $1,333,700 and $1,058,950, respectively.

6. Long-Term Investment

     On April 1, 1995, the Company purchased $1,000,000 of convertible preferred stock of Candescent Technologies Corporation ("CTC"), formerly Silicon Video Corporation, a San Jose-based developer of flat panel displays. This stock is convertible into common shares on a one-to-one basis and has certain dividend, liquidation, and voting rights equivalent with other preferred stockholders of CTC. In conjunction with this investment, the Company has expanded its collaboration with CTC to include further joint research and development programs and manufacturing rights related to certain components of CTC's "Thin CRT." The investment is recorded at cost.

7. Notes Payable

Notes payable consist of the following:
                                                             December 31,
                                                             ------------
                                                        1996             1995
                                                        ----             ----
Note payable in conjunction
 with acquisition of Guardian Systems,
 bearing interest at 5.4%,
 due on January 4, 1996  .....................     $      --         $4,000,000
Note payable in conjunction with
 acquisition of Guardian Systems,
 bearing interest at 8.5% and 8.25%
 at December 31, 1996 and 1995, due
 in three annual installments
 beginning January 1, 1999 ...................       2,000,000        2,000,000
Term loan with Connecticut state
 agency, bearing interest at 6% at
 December 31, 1996 and 1995,
 respectively, due through June 2002 .........       1,300,000        1,300,000
Term loan with Connecticut state
 agency, bearing interest at 5%,
 due on April 1, 2001 ........................         500,000             --
Equipment credit line with a
 commercial bank, bearing interest
 at 9% and 9.5% at December 31, 1996
 and 1995, respectively, due through
 June 2000 ...................................       1,701,453        2,018,808
Other notes payable ..........................          64,527          663,585
                                                        ------          -------
                                                     5,565,980        9,982,393
Less current portion .........................        (621,463)      (4,725,238)
                                                      --------       ----------
                                                    $4,944,517       $5,257,155
                                                    ==========       ==========

The approximate aggregate debt maturities are as follows:

Year ending December 31:
         1997                                     $  621,463
         1998                                        687,056
         1999                                      1,246,011
         2000                                        933,562
         2001                                      1,344,731
         thereafter                                  733,157
                                                     -------
                                                  $5,565,980
                                                  ==========

     The seven-year term loan of $1,300,000 is collateralized by various equipment, leasehold improvements and renovations in the Company's Connecticut facility.

     The Company's equipment credit lines bear interest at prime plus 1/2% per annum and are collateralized by certain assets. The Company is in compliance with the credit line covenants, including maintaining certain liquidity, leverage, and tangible net worth levels.

     In December, 1996, the Company obtained a $10 million unsecured line of credit with a commercial bank which permits borrowing levels tied to a percentage of accounts receivable and inventories. This line bears interest at prime (with LIBOR options) and expires on December 26, 1997. There were no borrowings under this line at December 31, 1996.

     Interest paid was $481,129, $239,482 and $111,612 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. Leases

     The Company leases office and manufacturing facilities under several operating leases. The lease for its Danbury, Connecticut facility expires in August 2005 while the EcoSys San Jose, California facility lease expires in March 2002. Rental expense was $889,594, $435,908 and $345,976 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1996:

                                                                    Operating
Year ending December 31:                                             Leases
------------------------                                             ------
         1997                                                       $   875,356
         1998                                                           765,886
         1999                                                           763,734
         2000                                                           685,865
         2001                                                           694,096
         thereafter                                                   1,826,849
                                                                      ---------
Total minimum lease payments                                         $5,611,786
                                                                     ==========

9. Income Taxes

     At December 31, 1996, the Company had loss carryforwards for United States federal income tax purposes of approximately $2,800,000 and research and development tax credit carryforwards of approximately $326,000 expiring in 2001 through 2010. It also had alternative minimum tax credit carryforwards of approximately $85,000, with no expiration. For state tax purposes, the Company had loss carryforwards of approximately $1,800,000 expiring between 1997 and 2000.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                           ------------
                                                       1996           1995
                                                       ----           ----
Deferred tax assets:
   Accrued liabilities ......................      $139,000       $282,000
   Net operating loss carryforwards
    and tax credits .........................       829,000      1,823,000
   Inventory reserves .......................       577,000        281,000
   Other, net ...............................       161,000        482,000
                                                    -------        -------
                                                  1,706,000      2,868,000
Deferred tax liabilities - none .............             -              -

Net deferred tax assets .....................     1,706,000      2,868,000
Valuation allowance .........................    (1,706,000)    (2,868,000)
                                                 ----------     ----------
Amount recognized in the financial statements   $         -    $         -

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's tax expense is:

                                             1996           1995           1994
                                             ----           ----           ----
U.S. statutory rate .............      $1,210,600       $233,900       $935,700
State income taxes ..............         317,500        149,700         81,900
Net operating loss
 carryforward utilization .......      (1,263,100)      (263,600)      (894,000)
Other, net ......................         (25,271)        14,157           --
                                          -------         ------         ------
                                         $239,479       $134,157       $123,600
                                         ========       ========       ========


10. Stockholders' Equity

     In October 1995, the Company completed a public offering of 1,600,000 shares of common stock at $12.25 per share. Net proceeds to the Company of $17,192,567 were from 1,525,000 shares sold by the Company while 75,000 shares were sold for various selling shareholders. Costs of the offering, including underwriting commissions, amounted to $1,488,683.

     An amendment of the Company's Restated Certificate of Incorporation approved by its shareholders in May 1995, provided for an increase in the Company's authorized common shares to 15,000,000.

Stock Plans

     In May 1995, the Company's shareholders approved the adoption of the 1995 Stock Plan ("1995 Plan"), which provides for the granting of up to 500,000 nonqualified stock options, "incentive stock options" (ISOs") and stock appreciation rights to employees, directors and consultants of the Company.

     The Company's 1987 Stock Plan (the "1987 Plan"), as amended, provides for the granting of up to 1,115,833 nonqualified stock options and "incentive stock options" ("ISOs").

     Under the terms of both stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant.

     Options are generally exercisable commencing one year after the date of grant at the rate of 20% per annum on a cumulative basis. Nonqualified options expire up to ten years and one month from the date of grant, and ISOs expire five to ten years from the date of grant.

                                                     Number of      Option price
                                                      Shares         per share
                                                      ------         ---------
Options outstanding at December 31, 1993 ........      724,046       $.28-$7.00
  Granted .......................................      156,900      $5.00-$6.38
  Canceled ......................................      (22,910)      $.44-$7.00
  Exercised .....................................      (24,440)      $.28-$ .53
                                                       -------       ---- -----

Options outstanding at December 31, 1994 ........      833,596       $.28-$7.00
  Granted .......................................      305,950     $6.88-$13.88
  Canceled ......................................      (27,670)      $.53-$6.38
  Exercised .....................................     (137,571)      $.28-$5.50
                                                      --------       ---- -----

Options outstanding at December 31, 1995 ........      974,305      $.28-$13.88
  Granted .......................................       92,500     $9.88-$17.63
  Canceled ......................................      (53,590)     $.53-$12.50
  Exercised .....................................      (54,999)     $.28-$12.50
                                                       -------      ---- ------
Options outstanding at December 31, 1996 ........      958,216      $.28-$17.63
                                                       =======      ==== ======

     At December 31, 1996, options for 567,066 shares are exercisable, and options for 239,043 shares are available for grant. The weighted average exercise price of options are $4.99 and $3.43 for 1996 and 1995, respectively. The weighted average remaining contractual life of these options is 6.5 years.

     If compensation expense for the Company's plans had been determined for all stock option grants based on the fair value at the grant dates for awards under those plans, consistent with the method described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1996                  1995
                                       ----                  ----
      Net earnings:                $3,000,000              $488,000
      Earnings per share:              $.32                   $.06

     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on the stock option grants subsequent to January 1, 1995. Therefore, the pro forma amounts presented may not be indicative of the effects of compensation cost on net earnings and earnings per share in future years due to the timing of stock option grants and considering that options generally vest over a five year period.

     The fair value of each option grant, for pro forma disclosure purposes was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995:

                                                  1996                 1995
                                                  ----                 ----
     Expected dividend yield                      none                 none
     Risk free interest rate                     6.25%                6.10%
     Expected volatility                         54.6%                58.2%
     Expected life of options                7.5 years            7.5 years

     The weighted average fair value of stock options granted in 1996 and 1995 was $8.21 and $6.72, respectively.

Warrants

     In connection with its initial public offering, the Company granted warrants to its underwriters to purchase 131,250 common shares at $11.25 per share, which became exercisable on November 23, 1994 and expire on November 23, 1998. Additional warrants have been granted to agencies of the State of Connecticut in connection with certain loan agreements with those agencies. These warrants are for an aggregate of 70,000 shares at exercise prices ranging from $10.13 to $11.25, of which 30,000 are vested as of December 31, 1996.


11. Mergers and Acquisitions

     On December 30, 1995, the Company acquired certain assets pertaining to the Guardian Systems ("Guardian") product line of Messer Greisheim Industries, Inc. for $6,000,000. In connection with this purchase, the Company recorded approximately $4,900,000 in goodwill to be amortized over twenty years. The Guardian product line consists of thermal destruction units used in the treatment of effluent in the semiconductor industry. The product line has become part of the Company's Ecosys operation.

     During 1995, the Company also acquired the assets of two businesses in exchange for 20,000 shares of its Common Stock, $550,000 in cash and a $700,000 promissory note bearing interest at prime plus 1%, payable in equal quarterly installments beginning in September 1995. In 1996, one of those businesses was subsequently sold, the $700,000 promissory note was paid in full and a note receivable of approximately $498,000 was recorded. This note receivable bears interest at 8% and is payable on October 31, 1999.

     The pro forma unaudited results of operations for the years ended December 31, 1995 and 1994, assuming the purchase of all the above businesses had been consummated as of the beginning of each period presented, are as follows:

                                                         1995               1994
                                                         ----               ----
Revenues .................................        $35,466,000        $25,660,000
Net income ...............................            813,000          2,371,000
Net income per common share ..............               $.10               $.31

     On September 15, 1994, the Company issued 698,505 shares of its Common Stock and $93,309 in cash in exchange for all of the issued and outstanding shares of common stock of Vector. In connection with this acquisition approximately $1.0 million of costs were charged to other income, net, which were non-recurring in nature and consisted primarily of professional fees, compensation costs, and provisions for miscellaneous costs associated with the integration and consolidation of Vector with the Company.

     The Vector acquisition was treated as a pooling of interests. For the nine months ended September 30, 1994 prior to the acquisition, revenues and net income of Vector included in the financial statements are $3,149,037 and $207,604.


12. Asset Sale and Restructuring Agreement

     On September 28, 1994, the Company executed an Asset Sale and Restructuring Agreement whereby certain assets of a majority owned subsidiary, valued at $.02 million, were sold in exchange for approximately $2.7 million in cash and a royalty on future sales of certain products. A gain of approximately $4.6 million was recognized as a result of the transaction which is included in other income, net. Revenue generated by these assets was $4,568,955. The net loss incurred was $25,528 for the period from January 1, 1994 to September 28, 1994.


13.  Geographic Data

     During 1996 and 1995, the Company had export sales of approximately 31% and 29%, respectively. Sales to Asia, primarily Korea, were approximately 27% and 24% of the Company's revenues.

Quarterly Results of Operations (unaudited)

(Thousands of Dollars, except per share amounts)

1996                          --------------Quarter-----------------       Year
----                                                                       ----
                               First     Second      Third     Fourth
                               -----     ------      -----     ------
Net sales ...............    $10,062    $12,376    $12,145    $11,767    $46,350
Gross profit ............      4,780      6,122      5,786      5,381     22,069
Net income ..............        469        640        975      1,237      3,321

Income per share ........       $.05       $.07       $.10       $.13       $.35

1995                            -------------Quarter-----------------      Year
----                                                                       ----
                               First     Second      Third     Fourth
                               -----     ------      -----     ------
Net sales ................    $6,066     $7,185     $7,996     $8,801   $30,048
Gross profit .............     2,520      3,102      3,343      3,984    12,949
Net income (loss) ........      (158)       166        302        345       554

Income (loss) per share ..     $(.02)      $.02       $.03       $.04      $.07

                                   Schedule II

                       ADVANCED TECHNOLOGY MATERIALS, INC.
                         VALUATION & QUALIFYING ACCOUNTS

                                    Balance at
                                    Beginning   Charged to            Balance at
 Year Ended                           of          Cost/                  End of
 ----------                         Period       Expense   Deductions   Period
                                    ------       -------   ----------   ------
December 31, 1994
   Allowance for doubtful accounts  $ 42,399    $ 48,045   $  8,003   $ 82,441
   Inventory obsolescence reserve    139,117     215,100     77,849    276,368
December 31, 1995
   Allowance for doubtful accounts    82,441      62,000     50,950     93,491
   Inventory obsolescence reserve    276,368     126,776    124,085    279,059
December 31, 1996
   Allowance for doubtful accounts    93,491      60,000     11,987    141,504
   Inventory obsolescence reserve    279,059     380,221          0    659,280

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Technology Materials, Inc.

March 26, 1997
By    /S/ Eugene G. Banucci
      Eugene G. Banucci, Ph.D., President, Chief Executive
      Officer, Chairman of the Board and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                      Date
---------                      -----                                      ----
                               President, Chief Executive
                               Officer, Chairman of the Board
/S/ Eugene G. Banucci          and Director                             3/26/97
Eugene G. Banucci, Ph.D.

                               Vice President, Chief Financial
                               Officer and Treasurer (Chief
/S/ Daniel P. Sharkey          Accounting Officer)                      3/26/97
Daniel P. Sharkey


                               Vice President, President-
/S/ Duncan W. Brown            Epitronics, and Director                 3/26/97
Duncan W. Brown, Ph.D.


                               Director
/S/ Mark A. Adley                                                       3/26/97
Mark A. Adley


                               Director
/S/ Gary Andersen                                                       3/26/97
Gary Andersen


                               Director
/S/ John A. Armstrong                                                   3/26/97
John A. Armstrong, Ph.D.


                               Director
/S/ Robert S. Hillas                                                    3/26/97
Robert S. Hillas


                               Director
/S/ Stephen H. Mahle                                                    3/26/97
Stephen H. Mahle

                    EXHIBIT INDEX



Exhibit
 No.      Description
 ---      -----------
10.09     Loan  Agreement  between  Advanced  Technology  Materials,  Inc.  and
           Silicon Valley Bank dated December 27, 1996

11.01     Statement re: computation of earnings per common share

21.01     Subsidiaries of the registrant

23.01     Consent of Ernst & Young LLP

27.01     Financial Data Schedule