Form 10-Q
period 1997-03-31
ADVANCED TECHNOLOGY MATERIALS INC /DE/
filed 1997-05-13
CIK 912841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1997


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



                                  203-794-1100
                                  ------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


     The number of shares outstanding of the registrant's common stock as of April 28, 1997 was 8,797,770.

                       ADVANCED TECHNOLOGY MATERIALS, INC.
                          Quarterly Report on Form 10-Q
                       For the Period Ended March 31, 1997

                                TABLE OF CONTENTS
                                                                       Page
Part I - Financial Information

Item 1.         Financial Statements

Consolidated Balance Sheet.............................................. 3

Consolidated Statement of Operations.................................... 4

Consolidated Statement of Cash Flows.................................... 5

Notes to Consolidated Interim Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................... 8


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K............................... 11



Signatures............................................................. 12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       Advanced Technology Materials, Inc.
                           Consolidated Balance Sheet


                                             March 31,        December 31,
                                              1997               1996
Assets                                    (unaudited)
                                          -----------        -----------
Current assets:
   Cash and cash equivalents          $     2,208,497       $  4,437,015
   Marketable securities                   17,218,296         16,969,073
   Accounts receivable, net of
     allowance for doubtful
     accounts of $165,946 in
     1997 and $141,504 in 1996             11,486,733          9,377,777
   Inventory                                5,033,592          4,541,282
   Other                                    1,144,720            500,324
                                            ---------            -------
Total current assets                       37,091,838         35,825,471

Property and equipment, net                 8,626,441          8,102,218

Long-term investment                        1,250,003          1,000,000
Goodwill and other intangibles              5,237,961          5,190,758
                                            ---------          ---------
                                      $    52,206,243       $ 50,118,447
                                            =========          =========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                   $     4,318,575       $  3,469,530
   Accrued expenses                         1,521,771          1,996,587
   Accrued commissions                      1,664,202          1,378,888
   Accrued payroll and benefits               705,566            465,280
   Notes payable                              572,207            621,463
   Other                                      892,128            790,261
                                              -------            -------
Total current liabilities                   9,674,449          8,722,009

Notes payable, less current portion         4,838,806          4,944,517
Other long-term liabilities                    52,967             59,382


Stockholders' equity:
    Preferred stock, par value
     $.01: 1,000,000 shares
     authorized; none issued
      and outstanding                               -                 -
    Common stock, par value
     $.01: 15,000,000 shares
     authorized; issued and
      outstanding 8,796,870
     in 1997 and 8,775,810
     in 1996
                                               87,969             87,758
    Additional paid-in capital             37,374,977         37,234,277
    Retained earnings (accumulated
      deficit)                                177,075           (929,496)
                                              -------           --------
Total stockholders' equity                 37,640,021         36,392,539
                                           ----------         ----------
                                      $    52,206,243       $ 50,118,447
                                           ==========         ==========

See accompanying notes

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                    Three months ended March 31,
                                                     1997                  1996
                                                     ----                  ----
Revenues:
   Product revenues                              $  9,847,454      $  7,579,077
   Contract revenues                                2,618,241         2,482,994
                                                    ---------         ---------
Total revenues                                     12,465,695        10,062,071
Cost of revenues:
   Cost of product revenues                         4,611,030         3,249,158
   Cost of contract revenues                        2,157,710         2,032,786
                                                    ---------         ---------
Total cost of revenues                              6,768,740         5,281,944
                                                    ---------         ---------
Gross profit                                        5,696,955         4,780,127

Operating expenses:
   Research and development                         1,938,063         1,862,882
   Selling, general and administrative              2,718,556         2,575,528
                                                    ---------         ---------
                                                    4,656,619         4,438,410
                                                    ---------         ---------
Operating income                                    1,040,336           341,717

Interest income                                       274,231           278,268
Interest expense                                     (101,660)         (122,539)
                                                     --------          --------
Income before income taxes                          1,212,907           497,446

Income taxes                                          106,336            28,000
                                                      -------            ------
Net income                                       $  1,106,571      $    469,446
                                                 ============      ============

Net income per share                             $       0.12      $       0.05
                                                 ------------      ------------

Weighted average shares outstanding                 9,592,503         9,331,666
                                                    =========         =========

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                    Three months ended March 31,
                                                       1997               1996
                                                       ----               ----
Operating activities
Net income .....................................    $ 1,106,571     $   469,446
Adjustments to reconcile net income
  to net cash used by operating
  activities:
 Depreciation and amortization .................        672,620         497,502
 Changes in operating assets
   and liabilities
  Increase in accounts receivable ..............     (2,108,956)     (1,427,633)
  Increase in inventory ........................       (492,310)       (978,462)
  Increase in other assets .....................       (767,059)        (84,202)
  Increase in accounts payable .................        849,045         547,759
  Increase in accrued expenses .................         50,784         479,562
  Increase (decrease) in other liabilities .....         95,452         (70,282)
                                                         ------         -------
Total adjustments ..............................     (1,700,424)     (1,035,756)
                                                     ----------      ----------
Net cash used by operating activities ..........       (593,853)       (566,310)
                                                       --------        --------
Investing activities
Capital expenditures ...........................     (1,121,383)     (1,229,308)
Long term investment ...........................       (250,003)           --
(Purchase) sale of marketable
  securities ...................................       (249,223)      4,158,678
                                                       --------       ---------
Net cash (used) provided by
  investing activities .........................     (1,620,609)      2,929,370
                                                     ----------       ---------
Financing activities
Proceeds from issuance of notes
  payable ......................................           --           203,890
Principal payments on notes payable ............       (154,967)     (4,162,947)
Proceeds from the exercise of
  stock options and warrants ...................        140,911           1,916
                                                        -------           -----
Net cash used by financing activities ..........        (14,056)     (3,957,141)
                                                        -------      ----------

Net decrease in cash and cash
  equivalents ..................................     (2,228,518)     (1,594,081)
Cash and cash equivalents,
  beginning of period ..........................      4,437,015       3,609,265
                                                      ---------       ---------
Cash and cash equivalents,
  end of period ................................    $ 2,208,497     $ 2,015,184
                                                    ===========     ===========

See accompanying notes

                       Advanced Technology Materials, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited interim financial statements of Advanced Technology Materials, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles.

     In the opinion of the Company's management, the financial information contained herein has been prepared on the same basis as the audited Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1996, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.


2. Per Share Data

     Earnings per common share is computed using the treasury stock method based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computation of earnings per share for all periods, unless there inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of other countries. The implementation will require the disclosure of basic and diluted earnings per share. The Company will adopt this Statement during the fourth quarter of 1997. The Company does not expect the adoption of this new standard to significantly effect reported earnings per share amounts.


3. Inventory

Inventory is comprised of the following:

                                            March 31,             December 31,
                                               1997                    1996
                                               ----                    ----
Raw materials                            $ 4,606,657             $ 4,143,818
Work in process                            1,021,473                 686,898
Finished goods                                60,093                 369,846
                                              ------                 -------
                                           5,688,223               5,200,562

Obsolescence reserve                        (654,631)               (659,280)
                                            ========                ========
                                         $ 5,033,592             $ 4,541,282
                                         ===========             ===========

4. Income taxes

     ATMI's income tax expense relates primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes paid in 1997 and 1996 relate to alternative minimum taxes arising from the use of net operating loss carryforwards.


5. Subsequent event

     On April 7, 1997, the Company executed a Merger and Exchange Agreement (the "Agreement") to acquire all of the issued and outstanding equity interests in Advanced Delivery & Chemical Systems Nevada, Inc. and its related entities ("ADCS"). ADCS is engaged in the manufacture and sale of ultra-high purity semiconductor thin film materials and associated delivery systems. The Agreement is subject to approval by ATMI's stockholders and the satisfaction of other customary conditions. Transaction costs of approximately $2 million are expected to be recognized in the period the transaction closes.

     Pursuant to the Agreement, holders of interests in ADCS will receive between 5,468,750 and 6,250,000 shares of common stock of a newly created holding company in exchange for their interests. The actual number of shares to be issued to the holders of equity interests in ADCS depends upon the average closing price of ATMI's common stock during a 20 day trading period ending five days prior to stockholder approval of the Agreement. Additionally, as part of the transaction, ATMI will become a subsidiary of the holding company. The acquisition is intended to be accounted for as a pooling of interests transaction. ATMI intends to continue the business currently performed by ADCS by combining it with the semiconductor thin film and delivery system product lines of the NovaMOS division of ATMI, under the name ADCS.

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

     ATMI has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATMI acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATMI acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATMI acquired Epitronics Corporation, and in early 1996, combined that business with the formerly known Diamond Electronics division under the Epitronics name. In April 1997, ATMI announced an intended pooling of interests acquisition of ADCS. ADCS manufactures and distributes ultra high purity semiconductor thin film materials. ATMI intends to combine the operations of ADCS with the operations of ATMI's NovaMOS division following shareholder approval of the transaction, which is anticipated during the third quarter of 1997.

     A continued slowdown in the semiconductor capital equipment industry has had some impact on commercial backlog. At the end of the first quarter of 1997, commercial backlog was approximately $7.0 million, compared with a backlog of $8.7 million at the end of the first quarter of 1996.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Operations:

                                                    Three Months Ended March 31,
                                                          1997            1996
                                                          ----            ----
Product revenues................................          79.0%           75.3%
Contract revenues...............................          21.0            24.7
      Total revenues............................         100.0           100.0

Cost of revenues................................          54.3            52.5
Gross profit....................................          45.7            47.5

Operating expenses:
      Research and development..................          15.5            18.5
      Selling, general, and administrative......          21.8            25.6
            Total operating expenses............          37.3            44.1

Operating income ...............................           8.4             3.4
Other income, net...............................           1.4             1.6

Income before taxes.............................           9.8             5.0

Income taxes....................................           0.9             0.3

Net income .....................................           8.9%            4.7%


     The following table sets forth revenues, cost of revenues and gross profit for products and contracts, as a percentage of each category:

                                                    Three Months Ended March 31,
                                                      1997                1996
                                                      ----                ----
Products:
Revenues............................................  100.0%              100.0%
Cost of revenues....................................   46.8                42.9
Gross profit........................................   53.2%               57.1%

Contracts:
Revenues...........................................   100.0%              100.0%
Cost of revenues...................................    82.4                81.9
Gross profit.......................................    17.6%               18.1%


Results of Operations

Three Months Ended March 31, 1997 and 1996.

     Revenues. Total revenues increased 23.9% to approximately $12,466,000 in the three months ended March 31, 1997 from approximately $10,062,000 in the same three month period in 1996. Product revenues increased 29.9% to approximately $9,847,000 in the three months ended March 31, 1997 from approximately $7,579,000 in the comparable period in 1996. The product revenue growth was primarily attributable to the continued expansion of SDS product sales. Contract revenues increased 5.4% to approximately $2,618,000 in the quarter ended March 31, 1997 from approximately $2,483,000 in the same three month period in 1996. The increase in the 1997 quarter reflects a general increase in government funding of the Company's research activities.

     Gross Profit. Gross profit increased 19.2% to approximately $5,697,000 in the quarter ended March 31, 1997 from approximately $4,780,000 in the quarter ended March 31, 1996. As a percentage of revenues, gross margin decreased to 45.7% in the three month period in 1997 from 47.5% of revenues in the three month period in 1996.

     Gross  profit  from  product  revenues  increased  20.9%  to  approximately
$5,236,000 in the three months ended March 31, 1997 from approximately $4,330,000 in the same three month period a year ago. As a percentage of product revenues, gross margin decreased to 53.2% in the 1997 period from 57.1% in the 1996 period due principally to product mix variability within the EcoSys product lines offset by manufacturing margins on SDS product sales which are at a level that is higher than the average ATMI product margin. Prior to November 1996, revenues for the SDS product line consisted of royalty payments.

     Gross profit on contract revenues increased 2.4% to approximately $461,000 in the quarter ended March 31, 1997 from approximately $450,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin decreased to 17.6% in the first quarter of 1997 from 18.1% in the first quarter of 1996. Contract margins can vary slightly from year to year based on the mix of cost-type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption can contribute to some slight margin variability.

     Research and Development Expenses. Research and development expenses increased 4.0% to approximately $1,938,000 in the first three months of 1997 from approximately $1,863,000 in the first three months of 1996. Increased development efforts surrounding the Company's ferroelectric thin film technology and related applications was the primary cause for the increase, offsetting reduced spending related to other technology development efforts. As a percentage of revenues, research and development expenses decreased to 15.5% in the 1997 quarter from 18.5% in the 1996 quarter.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 5.6% to approximately $2,719,000 in the three months ended March 31, 1997 from approximately $2,576,000 in the same three month period in 1996. The increase in the 1997 quarter was primarily due to increased administrative costs, including expenses related to the ISO 9000 certification process underway at the Company. As a percentage of revenues, these expenses decreased to 21.8% in the three month period in 1997 from 25.6% in the comparable period in 1996.

     Other Income, Net. Other income increased 10.9% to approximately $173,000 in the quarter ended March 31, 1997 from approximately $156,000 in the quarter ended March 31, 1996. The increase in the 1997 quarter related to a decrease in interest expense as a result of decreases in outstanding debt balances.

     Income Taxes. ATMI's income tax expense related primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes paid in 1997 and 1996 related to alternative minimum taxes arising from the use of net operating loss carryforwards. Income tax expense in the quarter ended March 31, 1997 was $106,000, up from $28,000 in the same quarter a year ago. The Company's loss carryforwards are expected to be substantially utilized by mid-1997, causing effective tax rates to approach approximately 40% by the end of the current year.

     Earnings per Share. Earnings per share improved to $.12 for the first quarter of 1997 compared with a $.05 earnings per share in the first quarter of 1996. Earnings per share in the 1997 period reflects the 2.8% increase in weighted average shares outstanding from approximately 9,332,000 in the first quarter of 1996 to approximately 9,593,000 in the first quarter of 1997, a result of exercised stock options under the Company's existing stock plans and the dilutive effect of a higher stock price when calculating common stock equivalents.

Liquidity and Capital Resources

     Net cash used by operations was approximately $594,000 during the three months ended March 31, 1997 compared to $566,000 used during the same three month period in 1996, despite generating approximately $637,000 more of net income in the 1997 quarter than the preceding year's first quarter. Working capital fluctuations in the first quarter of 1997 resulted in a significant use of cash, primarily increases in accounts receivable, inventory, and a long term note receivable which were partially offset by increases in accounts payable and accrued expenses.

     The Company utilized approximately $1,621,000 in cash in investing activities compared to a generation of approximately $2,929,000 in cash in the same quarter a year ago. During the first quarter of 1997, cash was used for the purchase of approximately $1.1 million in capital equipment, primarily related to installation of SDS manufacturing capacity in Danbury and epitaxial capacity at Epitronics' Phoenix facility. In the previous year's first quarter, the Company incurred approximately $1,200,000 in capital expenditures and sold a net amount of approximately $4,200,000 in marketable securities.

     The Company utilized approximately $15,000 from financing activities during the 1997 quarter compared to a utilization of cash of approximately $3,957,000 in the first quarter of 1996. The 1996 quarter included a $4 million debt payment related to the Company's acquisition of its Guardian line of environmental equipment.

     ATMI  believes  its  existing  cash  balances  and  marketable  securities,
together  with  existing  sources  of  liquidity  and  anticipated   funds  from
operations, will satisfy its projected working capital and other cash requirements through at least the end of 1998. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business which may require additional cash.

Safe Harbor Statement

     Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those expressing confidence about the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities, all involve risk and uncertainties. Actual results may differ materially from forward looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, or technological change affecting the Company's core thin film competencies.



PART II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


a.       Exhibits.


    Exhibit No.                                Description
    -----------                                -----------

     11.01     Statement re: computation of per share earnings (Filed herewith)
     27.01     Financial Data Schedule



b.       Reports on Form 8-K.

     On April 21, 1997, the Company filed a Current Report on Form 8-K dated April 7, 1997 reporting in Item 5 thereof the execution of a Merger and Exchange Agreement (the "Agreement") to acquire all of the issued and outstanding equity interests in Advanced Delivery & Chemical Systems Nevada, Inc. and its related entities ("ADCS"). The Agreement is subject to shareholder approval and other customary conditions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Advanced Technology Materials, Inc.

May 12, 1997

By                    /S/ Eugene G. Banucci
                      Eugene G. Banucci, Ph.D., President, Chief Executive Officer, Chairman of the Board and Director



                      /S/ Daniel P. Sharkey
                      Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                Description
-----------                -----------

11.01                      Statement re: computation of per share earnings

27.01                      Financial Data Schedule