Form 10-Q
period 1997-06-30
ADVANCED TECHNOLOGY MATERIALS INC /DE/
filed 1997-08-13
CIK 912841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


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


-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


     The number of shares outstanding of the registrant's common stock as of July 28, 1997 was 8,813,945.

                       ADVANCED TECHNOLOGY MATERIALS, INC.
                          Quarterly Report on Form 10-Q
                       For the Period Ended June 30, 1997

                                TABLE OF CONTENTS
                                                                            Page
Part I - Financial Information


Item 1. Financial Statements

  Consolidated Balance Sheet............................................. 3

  Consolidated Statement of Operations................................. 4

  Consolidated Statement of Cash Flows................................. 6

  Notes to Consolidated Interim Financial Statements................... 7

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations................................... 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.... 13

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.............................. 14


Signatures............................................................ 15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       Advanced Technology Materials, Inc.
                           Consolidated Balance Sheet

                                             June 30,               December 31,
                                               1997                     1996
                                               ----                     ----
                                           (unaudited)
Assets
Current assets:
   Cash and cash equivalents ......       $  1,338,477             $  4,437,015
   Marketable securities ..........         16,850,826               16,969,073
   Accounts receivable, net of
     allowance for doubtful accounts
     of $185,485 in 1997 and
     $141,504 in 1996 .............         12,526,901                9,377,777
   Inventory ......................          4,698,106                4,541,282
   Other ..........................          2,128,039                  500,324
                                             ---------                  -------
Total current assets ..............         37,542,349               35,825,471

Property and equipment, net .......          9,121,482                8,102,218

Long-term investment ..............          1,250,003                1,000,000
Goodwill and other intangibles ....          5,176,024                5,190,758
                                             ---------                ---------
                                          $ 53,089,858             $ 50,118,447
                                          ============             ============


Liabilities and stockholders' equity Current liabilities:
   Accounts payable ..............        $  3,893,861             $  3,469,530
   Accrued expenses ...............          1,396,441                1,996,587
   Accrued commissions ............          1,765,684                1,378,888
   Accrued payroll and benefits ...            860,643                  465,280
   Notes payable ..................            586,634                  621,463
   Other ..........................            785,642                  790,261
                                               -------                  -------
Total current liabilities .........          9,288,905                8,722,009

Notes payable, less current portion          4,726,113                4,944,517
Other long-term liabilities .......             57,500                   59,382


Stockholders' equity:
    Preferred stock, par value
     $.01: 1,000,000 shares authorized;
     none issued and outstanding ...                 -                        -
    Common stock, par value $.01:
     15,000,000 shares authorized;
     issued and outstanding 8,807,420 in
     1997 and 8,775,810 in 1996                  88,074                  87,758
    Additional paid-in capital .....         37,412,597              37,234,277
    Retained earnings
     (accumulated deficit) .........          1,516,669                (929,496)
                                              ---------                --------
Total stockholders' equity .........         39,017,340              36,392,539
                                             ----------              ----------
                                           $ 53,089,858            $ 50,118,447
                                           ============            ============

See accompanying notes

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)


                                           Three months ended June 30,
                                              1997           1996
                                              ----           ----
Revenues:
   Product revenues ..................   $ 11,349,862    $ 10,164,431
   Contract revenues .................      2,282,410       2,211,758
                                            ---------       ---------
Total revenues .......................     13,632,272      12,376,189
Cost of revenues:
   Cost of product revenues ..........      4,718,632       4,358,087
   Cost of contract revenues .........      1,881,235       1,895,822
                                            ---------       ---------
Total cost of revenues ...............      6,599,867       6,253,909
                                            ---------       ---------
Gross profit .........................      7,032,405       6,122,280

Operating expenses:
   Research and development ..........      2,174,043       2,185,333
   Selling, general and administrative      3,470,349       3,344,420
                                            ---------       ---------
                                            5,644,392       5,529,753
                                            ---------       ---------
Operating income .....................      1,388,013         592,527

Interest income ......................        280,950         271,658
Interest expense .....................       (103,768)       (140,163)
                                             --------        --------
Income before income taxes ...........      1,565,195         724,022

Income taxes .........................        225,601          83,574
                                              =======          ======
Net income ...........................   $  1,339,594    $    640,448
                                         ============    ============

Net income per share .................   $       0.14    $       0.07
                                         ------------    ------------

Weighted average shares outstanding ..      9,617,638       9,413,062
                                            =========       =========

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)


                                           Six months ended June 30,
                                              1997           1996
                                              ----           ----
Revenues:
   Product revenues ..................   $ 21,197,316    $ 17,743,508
   Contract revenues .................      4,900,651       4,694,752
                                            ---------       ---------
Total revenues .......................     26,097,967      22,438,260
Cost of revenues:
   Cost of product revenues ..........      9,329,662       7,607,245
   Cost of contract revenues .........      4,038,945       3,928,608
                                            ---------       ---------
Total cost of revenues ...............     13,368,607      11,535,853
                                           ----------      ----------
Gross profit .........................     12,729,360      10,902,407

Operating expenses:
   Research and development ..........      4,112,106       4,048,215
   Selling, general and administrative      6,188,905       5,919,948
                                            ---------       ---------
                                           10,301,011       9,968,163
                                           ----------       ---------
Operating income .....................      2,428,349         934,244

Interest income ......................        555,181         549,926
Interest expense .....................       (205,428)       (262,702)
                                             --------        --------
Income before income taxes ...........      2,778,102       1,221,468

Income taxes .........................        331,937         111,574
                                              =======         =======
Net income ...........................   $  2,446,165    $  1,109,894
                                         ============    ============

Net income per share .................   $       0.26    $       0.12
                                         ------------    ------------

Weighted average shares outstanding ..      9,583,528       9,364,302
                                            =========       =========

See accompanying notes.


                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                  Six months ended June 30,
                                                      1997          1996
                                                      ----          ----
Operating activities
Net income ...................................   $ 2,446,165    $ 1,109,894
Adjustments to reconcile net income
  to net cash used by operating activities:
   Depreciation and amortization .............     1,349,856      1,039,977
   Changes in operating assets and liabilities
    Increase in accounts receivable ..........    (3,149,124)      (267,573)
    Increase in inventory ....................      (156,824)    (1,295,529)
    Increase in other assets .................    (1,752,337)      (210,579)
    Increase (decrease) in accounts payable ..       424,331        (35,874)
    Increase in accrued expenses .............       182,013      1,473,314
    Increase (decrease) in other liabilities .        (6,501)       214,960
                                                      ------        -------
Total adjustments ............................    (3,108,586)       918,696
                                                  ----------        -------
Net cash (used) provided
 by operating activities .....................      (662,421)     2,028,590
                                                    --------      ---------
Investing activities
Capital expenditures .........................    (2,229,764)    (2,522,619)
Long term investment .........................      (250,003)          --
Sale of marketable securities ................       118,247      4,821,185
                                                     -------      ---------
Net cash (used) provided
 by investing activities .....................    (2,361,520)     2,298,566
                                                  ----------      ---------


Financing activities
Proceeds from issuance of notes payable ......          --          727,216
Principal payments on notes payable ..........      (253,233)    (4,366,193)
Proceeds from the exercise of stock
     options and warrants ....................       178,636         32,505
                                                     -------         ------
Net cash used by financing activities ........       (74,597)    (3,606,472)
                                                     -------     ----------

Net increase (decrease) in cash
     and cash equivalents ....................    (3,098,538)       720,684
Cash and cash equivalents, beginning
 of period ...................................     4,437,015      3,609,265
                                                   =========      =========

Cash and cash equivalents,
     end of period ...........................   $ 1,338,477    $ 4,329,949
                                                 ===========    ===========

See accompanying notes.

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

2. Per Share Data

     Earnings per common share is computed using the treasury stock method based on the weighted average number of common and common equivalent shares outstanding during the period. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computation of
earnings  per  share  for  all  periods,   unless  their   inclusion   would  be
antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of other countries. The implementation will require the disclosure of basic and diluted earnings per share. The Company will adopt this Statement during the fourth quarter of 1997. Pro forma basic earnings per share under the new computation are $.15 and $.28 for the three months and six months ended June 30, 1997, respectively.

3. Inventory

Inventory is comprised of the following:

                                           June 30,              December 31,
                                             1997                    1996
                                             ----                    ----
Raw materials                             $4,281,642             $4,143,818
Work in process                            1,354,313                686,898
Finished goods                                14,060                369,846
                                              ------                -------
                                           5,650,015              5,200,562
Obsolescence reserve                        (951,909)              (659,280)
                                            --------               --------
                                          $4,698,106             $4,541,282
                                          ==========             ==========

4. Income taxes

     ATMI's income tax expense relates primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes in 1997 and 1996 relate to alternative minimum taxes arising from the use of net operating loss carryforwards. ATMI has utilized substantially all its federal net operating loss carryforwards as of June 30, 1997.

5. Mergers and Acquisitions

     On April 7, 1997, the Company executed a Merger and Exchange Agreement (the "ADCS Agreement") to acquire all of the issued and outstanding equity interests in Advanced Delivery & Chemical Systems Nevada, Inc. and its related entities ("ADCS"). ADCS is engaged in the manufacture and sale of ultra-high purity semiconductor thin film materials and associated delivery systems. The ADCS Agreement is subject to approval by ATMI's stockholders and the satisfaction of other customary conditions. Transaction costs of approximately $2 million will be recognized in the period the transaction closes.

     Pursuant to the ADCS Agreement, holders of interests in ADCS will receive between 5,468,750 and 6,250,000 shares of common stock of a newly created holding company in exchange for their interests. The actual number of shares to be issued to the holders of equity interests in ADCS depends upon the average closing price of ATMI's common stock during a 20 day trading period ending five days prior to stockholder approval of the ADCS Agreement. Additionally, as part of the transaction, ATMI will become a subsidiary of the holding company. The acquisition is intended to be accounted for as a pooling of interests. ATMI intends to continue the business currently performed by ADCS by combining it with the semiconductor thin film and delivery system product lines of the NovaMOS division of ATMI, under the name ADCS.

     On May 17, 1997, the Company, executed an Agreement and Plan of Merger (the "LSL Agreement") to acquire all of the issued and outstanding stock in Lawrence Semiconductor Laboratories, Inc. ("LSL"). LSL is an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. Epitaxial processing is one of many steps involved in transforming a silicon wafer into a semiconductor chip, the primary functional component of most electronic products. The LSL Agreement is subject to approval by ATMI's stockholders and the satisfaction of other customary conditions. Transaction costs of approximately $1.5 million are expected to be recognized. Additionally, LSL would incur a fee of approximately $750,000 to its investment banker and a break-up fee in connection with another transaction of approximately $1.8 million upon consummation of the acquisition of LSL. All of these non-recurring costs will be recognized in the period the transaction closes.

     Pursuant to the LSL Agreement, stockholders in LSL will receive between approximately 3,714,285 and 4,588,235 shares of common stock of ATMI (or a newly created holding company if the pending acquisition of ADCS and related entities is consummated) in exchange for their shares. The actual number of shares to be issued to the LSL stockholders depends upon the average closing price of ATMI's common stock during a 20 day trading period ending three days prior to stockholder approval of the LSL Agreement and changes in the net book value of LSL up to the time of closing. The acquisition is intended to be accounted for as a pooling of interests. The Company intends to continue the business currently performed by LSL by combining it with its Epitronics division which provides epitaxial services for gallium arsenide and other advanced materials.

     As of June 30, 1997, approximately $1,430,000 of non-recurring transaction costs have been classified on the balance sheet as other current assets until the aforementioned transactions close.


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

     ATMI has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATMI acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of certain Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATMI acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATMI acquired Epitronics Corporation, and in early 1996, combined that business with the formerly known Diamond Electronics division under the Epitronics name. In April 1997 and May 1997, ATMI announced intended acquisitions of ADCS and LSL. ADCS manufactures and distributes ultra-high purity semiconductor thin film materials. LSL is an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. ATMI intends to combine the operations of ADCS with the operations of ATMI's NovaMOS division and to combine the operations of LSL with the operations of ATMI's Epitronics division following shareholder approval of these transactions, which is anticipated during the third quarter of 1997.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Operations:

                                       Three Months       Six Months
                                         Ended              Ended
                                        June 30,           June 30,
                                          ---                ---
                                    1997     1996     1997     1996
                                    ----     ----     ----     ----
Product revenues .............      83.3%    82.1%    81.2%    79.1%
Contract revenues ............      16.7     17.9     18.8     20.9
                                    ----     ----     ----     ----
      Total revenues .........     100.0    100.0    100.0    100.0

Cost of revenues .............      48.4     50.5     51.2     51.4

Gross profit .................      51.6     49.5     48.8     48.6

Operating expenses:
      Research and development      15.9     17.7     15.7     18.0
      Selling, general
          and administrative .      25.5     27.0     23.7     26.4
                                    ----     ----     ----     ----
Total operating expenses .....      41.4     44.7     39.4     44.4

Operating income .............      10.2      4.8      9.4      4.2

Other income, net ............       1.3      1.1      1.3      1.3

Income before taxes ..........      11.5      5.9     10.7      5.5

Income taxes .................       1.7      0.7      1.3      0.5

Net income ...................       9.8%     5.2%     9.4%     5.0%


     The following table sets forth revenues, cost of revenues and gross profit for products and contracts, as a percentage of each category:

                                 Three Months     Six Months
                                   Ended            Ended
                                   June 30,       June 30,
                                    ---             ---
                                1997    1996    1997     1996
                                ----    ----    ----     ----
Products:
Revenues ........             100.0%   100.0%   100.0%   100.0%
 Cost of revenues              41.6     42.9     44.0     42.9
 Gross profit ...              58.4%    57.1%    56.0%    57.1%

Contracts:
Revenues ........             100.0%   100.0%   100.0%   100.0%
 Cost of revenues              82.4     85.7     82.4     83.7
 Gross profit ...              17.6%    14.3%    17.6%    16.3%


Results of Operations

Three Months Ended June 30, 1997 and 1996.

     Revenues. Total revenues increased 10.1% to approximately $13,632,000 in the three months ended June 30, 1997 from approximately $12,376,000 in the same three month period in 1996. Product revenues increased 11.7% to approximately $11,350,000 in the three months ended June 30, 1997 from approximately $10,164,000 in the comparable period in 1996. The product revenue growth was primarily attributable to the continued expansion of SDS product sales. Contract revenues, which are funded solely by United States government agencies, increased 3.2% to approximately $2,282,000 in the quarter ended June 30, 1997 from approximately $2,212,000 in the same three month period in 1996. The increase in the 1997 quarter reflects a general increase in government funding of the Company's research activities.

     Gross Profit. Gross profit increased 14.9% to approximately $7,032,000 in the quarter ended June 30, 1997 from approximately $6,122,000 in the quarter ended June 30, 1996. As a percentage of revenues, gross margin increased to 51.6% in the three month period in 1997 from 49.5% of revenues in the three month period in 1996.

     Gross profit from product revenues increased 14.2% to approximately $6,631,000 in the three months ended June 30, 1997 from approximately $5,806,000 in the same three month period a year ago. As a percentage of product revenues, gross margin increased to 58.4% in the 1997 period from 57.1% in the 1996 period due principally to higher margin on the product mix within the EcoSys product lines.

     Gross profit on contract revenues increased 26.9% to approximately $401,000 in the quarter ended June 30, 1997 from approximately $316,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin increased to 17.6% in the first quarter of 1997 from 14.3% in the first quarter of 1996. Contract margins can vary slightly from year to year based on the mix of cost-type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption can contribute to margin variability.

     Research and Development Expenses. Research and development expenses decreased 0.5% to approximately $2,174,000 in the first three months of 1997 from approximately $2,185,000 in the first three months of 1996. This slight decrease was attributable to the corresponding increase in government contract revenues for the quarter which funded a slightly larger portion of the Company's research expenses. As a percentage of revenues, research and development expenses decreased to 15.9% in the 1997 quarter from 17.7% in the 1996 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.8% to approximately $3,470,000 in the three months ended March 31, 1997 from approximately $3,344,000 in the same three month period in 1996. The increase in the 1997 quarter was primarily due to increased administrative costs related to an increase in headcount, including expenses related to the ISO 9000 certification process underway at the Company. As a percentage of revenues, these expenses decreased to 25.5% in the three month period in 1997 from 27.0% in the comparable period in 1996.

     Other Income, Net. Other income increased 35.1% to approximately $177,000 in the quarter ended June 30, 1997 from approximately $131,000 in the quarter ended June 30, 1996. The increase in the 1997 quarter related to a decrease in interest expense as a result of decreases in outstanding debt balances.

     Income Taxes. ATMI's income tax expense related primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes paid in 1997 and 1996 related to alternative minimum taxes arising from the use of net operating loss carryforwards. Income tax expense in the quarter ended June 30, 1997 was $226,000 up from $84,000 in the same quarter a year ago. The Company's loss carryforwards have been substantially utilized at June 30, 1997, causing effective tax rates to increase. The Company expects the tax rates to approach approximately 40% by the end of the current year.

     Earnings per Share. Earnings per share improved to $.14 for the first quarter of 1997 compared with a $.07 earnings per share in the first quarter of 1996. Earnings per share in the 1997 period reflects the 2.2% increase in weighted average shares outstanding from approximately 9,413,000 in the first quarter of 1996 to approximately 9,618,000 in the first quarter of 1997, a result of exercised stock options under the Company's existing stock plans and the dilutive effect of a higher stock price when calculating common stock equivalents.

Six Months Ended June 30, 1997 and 1996.

     Revenues. Total revenues increased 16.3% to approximately $26,098,000 in the six months ended June 30, 1997 from approximately $22,438,000 in the same six month period in 1996. Product revenues increased 19.5% to approximately $21,197,000 in the six months ended June 30, 1997 from approximately $17,744,000 in the comparable period in 1996. The product revenue growth was primarily attributable to the continued expansion of SDS product sales and higher sales levels at EcoSys. Contract revenues, which are funded by United State government agencies, increased 4.4% to approximately $4,901,000 in the six months ended June 30, 1997 from approximately $4,695,000 in the same six month period in 1996. The increase in the six months ended June 30, 1997 reflected a general increase in government funding of the Company's research activities.

     Gross Profit. Gross profit increased 16.8% to approximately $12,729,000 in the six months ended June 30, 1997 from approximately $10,902,000 in the six months ended June 30, 1996. As a percentage of revenues, gross margin increased to 48.8% in the six month period in 1997 from 48.6% of revenues in the six month period in 1996.

     Gross profit from product revenues increased 17.1% to approximately $11,868,000 in the six months ended June 30, 1997 from approximately $10,136,000 in the same six month period a year ago. As a percentage of product revenues, gross margin decreased to 56.0% in the 1997 period from 57.1% in the 1996 period due principally to product mix variability within the EcoSys product lines offset by manufacturing margins on SDS product sales which are at a level that is higher than the average ATMI product margin. Prior to November 1996, revenues for the SDS product line consisted of royalty payments.

     Gross profit on contract revenues increased 12.5% to approximately $862,000 in the six months ended June 30, 1997 from approximately $766,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin increased to 17.6% in the first quarter of 1997 from 16.3% in the first quarter of 1996.

     Research and Development Expenses. Research and development expenses increased 1.6% to approximately $4,112,000 in the first six months of 1997 from approximately $4,048,000 in the first six months of 1996. Increased development efforts surrounding the Company's ferroelectric thin film technology and related applications was the primary cause for the increase, offsetting reduced spending related to other technology development efforts. As a percentage of revenues, research and development expenses decreased to 15.7% in the first half of 1997 from 18.0% in the first half of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.5% to approximately $6,189,000 in the six months ended June 30, 1997 from approximately $5,920,000 in the same period in 1996. The increase in the 1997 period was primarily due to increased corporate administrative costs, increased product shipments and increased product marketing activity. As a percentage of revenues, these expenses decreased to 23.7% in the first half of 1997 from 26.4% in the comparable period in 1996.

     Other Income, Net. Other income increased 22.0% to approximately $350,000 for the six months ended June 30, 1997 from approximately $287,000 in for the six months ended June 30, 1996. The increase in the first six months of 1997 related to a decrease in interest expense as a result of decreases in outstanding debt balances.

     Income Taxes. ATMI's income tax expense related primarily to state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Minimal federal taxes paid in 1997 and 1996 related to alternative minimum taxes arising from the use of net operating loss carryforwards. Income tax expense for the six months ended June 30, 1997 was $332,000, up from $112,000 in the same six months a year ago. The Company's loss carryforwards have been substantially utilized, causing effective tax rates to increase. The Company currently estimates its tax rates to approximate 40% by the end of the current year.

     Earnings per Share. Earnings per share improved to $.26 for the six months ended June 30, 1997 compared with a $.12 earnings per share for the six months ended June 30, 1996. Earnings per share in the 1997 period reflects the 2.3% increase in weighted average shares outstanding from approximately 9,364,000 in the first six months of 1996 to approximately 9,584,000 in the first six months of 1997, a result of exercised stock options under the Company's existing stock plans and the dilutive effect of a higher stock price when calculating common stock equivalents.


Liquidity and Capital Resources

     Net cash used by operations was approximately $662,000 during the six months ended June 30, 1997 compared to $2,029,000 provided during the same six month period of 1997, despite generating approximately $1,336,000 more of net income in the six month period ended June 30, 1997 than the preceding year's six month period ended June 30, 1996. Working capital fluctuations in the first quarter of 1997 resulted in a significant use of cash, primarily increases in accounts receivable, and other assets which were partially offset by increases in accounts payable and accrued expenses. The Company has used a significant amount of cash for transaction costs associated with the pending mergers noted above. These costs will be expensed in the period in which the transactions close.

     The Company utilized approximately $2,362,000 in cash in investing activities compared to a generation of approximately $2,299,000 in cash in the same quarter a year ago. During the first six months of 1997, cash was used for the purchase of approximately $2,200,000 in capital equipment, primarily related to installation of SDS manufacturing capacity in Danbury and epitaxial capacity at Epitronics' Phoenix facility. In the previous year's first six months, the Company incurred approximately $2,500,000 in capital expenditures and sold a net amount of approximately $4,800,000 in marketable securities.

     The Company utilized approximately $75,000 from financing activities during the first six months of 1997 compared to a utilization of cash of approximately $3,606,000 in the first six months of 1996. The first six months of 1996 included a $4 million debt payment related to the Company's acquisition of its Guardian line of environmental equipment.

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk Not Applicable

PART II- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


a. Exhibits.


    Exhibit
     No.    Description

    2.01    Agreement and Plan of Merger and Exchange
               (the Reorganization)

    2.02(a) Agreement and Plan of Merger
               (the Lawrence Acquisition)

    2.02(b) Agreement and Plan of Merger, first amendment dated June 6, 1997
               (the Lawrence Acquisition)

    2.02(c) Agreement and Plan of Merger, second amendment dated July 30, 1997
               (the Lawrence Acquisition)

   11.01    Statement re: computation of per share earnings
               (Filed herewith)

   27.01    Financial Data Schedule

     All schedules and exhibits to the Agreements and Plans of Mergers listed will be filed upon request.

b. Reports on Form 8-K.

     On April 21, 1997, the Company filed a Current Report on Form 8-K dated April 7, 1997 reporting in Item 5 thereof the execution of the ADCS Agreement to acquire all of the issued and outstanding equity interests in ADCS. The ADCS Agreement is subject to shareholder approval and other customary conditions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Technology Materials, Inc.

August 12, 1997

By /S/ Eugene G. Banucci
------------------------
Eugene G. Banucci, Ph.D., President, Chief Executive
Officer, Chairman of the Board and Director



By /S/ Daniel P. Sharkey
------------------------
Daniel P. Sharkey, Vice President, Chief Financial
Officer and Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Sequentially
Numbered
Exhibit No.   Description

2.01          Agreement and Plan of Merger and Exchange (the Reorganization)

2.02(a)       Agreement and Plan of Merger (the Lawrence Acquisition)

2.02(b)       Agreement and Plan of Merger, first amendment dated June 6, 1997

2.02(c)       Agreement and Plan of Merger, second amendment dated July 30, 1997

11.01         Statement re: computation of per share earnings

Financial Data Schedule

     All schedules and exhibits to the Agreements and Plans of Mergers listed will be filed upon request.